Form 10-K
period 1993-12-31
RHONE POULENC RORER INC
filed 1994-03-17
CIK 217028

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                            -----------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM     TO
                                -----  -----
  COMMISSION FILE NUMBER 1-5851
                         ------
                            RHONE-POULENC RORER INC.
  -------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                               23-1699163
  ----------------------------                  ------------------------
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          500 ARCOLA ROAD
     COLLEGEVILLE, PENNSYLVANIA                          19426
  ----------------------------                  ------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
              OFFICES)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-454-8000
                                                      ------------
  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                        ON WHICH REGISTERED
         -------------------                       ---------------------
  Common shares (without par value),               New York Stock Exchange
       stated value $1 per share                     Paris Stock Exchange
   Market Auction Preferred Shares
   (without par value), liquidation
      preference $1,000 per share
Flexible Money Market Preferred Stock
   (without par value), liquidation
     preference $100,000 per share

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of January 31, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,488,636,713.

  Common shares outstanding as of January 31, 1994 were 136,645,759.

                                ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents have been incorporated by reference in this report:

              DOCUMENT                         PARTS INTO WHICH INCORPORATED
              --------                         -----------------------------
Proxy Statement dated March 21,
 1994 in connection with the April
 28, 1994 Annual Meeting of
 Shareholders                                             Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    The Exhibit Index is located on page 60.

                            RHONE-POULENC RORER INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                     PART I

ITEM 1. BUSINESS

 Description of the Business

  Rhone-Poulenc Rorer Inc., a Pennsylvania corporation, formerly known as Rorer Group Inc., (the "Company" or "RPR"), is the business formed in the 1990 combination of Rorer Group Inc. ("Rorer") and substantially all of the Human Pharmaceutical Business ("HPB") of Rhone-Poulenc S.A. ("RP"). RP, based in Paris, France, owns approximately 68 percent of the Company's common shares as of January 31, 1994 and controls the Company.

  The combination of Rorer and HPB increased Rorer's ability to compete effectively on a worldwide basis through the achievement of overall critical mass, increased investment in research and development, a substantial presence in Europe and the United States, and the opportunity to expand its operations in Japan. For HPB, the combination provided access for future products to the world's single largest pharmaceutical market--the United States--where HPB had no previous marketing or distribution network. For both entities, the combination afforded a substantial opportunity to achieve production, marketing and administrative synergies and better leverage the significant research and development activities of the combined Company.

  The Company is primarily engaged in the discovery, development, manufacture and marketing of a broad line of pharmaceutical products for human use. On the basis of sales, the Company is the leading pharmaceutical group in France, among the top three in Europe and among the largest in the world. The Company also has a growing presence in North America, in developing markets, and in Japan. The Company's products are manufactured in more than 30 countries and the Company has a commercial presence in all major markets of the world.

  The Company's pharmaceutical products are primarily comprised of prescription medicines, over-the-counter ("OTC") medicines and plasma derivatives. In addition, the Company manufactures and sells certain bulk pharmaceuticals and limited quantities of other chemicals.

  Pursuant to a strategy of focusing on pharmaceutical products, the Company sold its dietetic and nutritional products business (principally Dietetique et Sante in France and Dietisa in Spain) in 1991.

  In 1993, the Company acquired a 37% interest in Applied Immune Sciences, Inc. ("AIS"), a pioneer in cell therapy, and the right to purchase majority ownership interest around 60%. The Company also launched a long-term gene and cell therapy research and development collaboration with AIS and entered into agreements for current and future joint ventures for the marketing and distribution of cell therapy products and services. These agreements and other similar collaborations should strategically position the Company to play a major role in the development of commercial opportunities in both cell and gene therapies.

 Financial Information about Industry Segments and Foreign and Domestic
Operations

  See note 14 to the consolidated financial statements, "Industry Segment and Operations by Geographic Area" appearing on page 41 of this report.

 Principal Products

  The Company's pharmaceutical products are primarily comprised of prescription medicines, OTC medicines and plasma derivatives. The Company's principal product focus can be categorized generally in the following major therapeutic areas: cardiovascular; infectious disease/oncology; bone metabolism/ rheumatology; central nervous system/analgesia; hypersensitivity; plasma derivatives; and gastroenterology. In addition, the Company manufactures and sells certain bulk chemicals, OTC products and pharmaceuticals in other therapeutic areas including dermatology. No single product contributed more than 6% of 1993 and 1992 sales, and the ten largest products as a group contributed 36% of the Company's 1993 sales (1992-35%). The following principal therapeutic areas accounted for the indicated percentages of the Company's total net sales.

                                                    PERCENTAGE OF NET SALES*
                                                   ------------------------------
                THERAPEUTIC AREA                     1993       1992       1991
                ----------------                   --------   --------   --------
Cardiovascular products, including
 Clexane (R)/Lovenox (R), Lozol (R), Sermion (R),
 Frumil (R), Dilacor XR (R) and Selectol (R).....        21%        22%        20%
Infectious disease/oncology products, including
 Flagyl (R), Josacine (R), Peflacine (R),
 Rovamycine (R) and Oroken (R)...................        13%        13%        13%
Bone metabolism/rheumatology products, including
 Orudis (R)/Profenid (R)/Oruvail (R) and
 Calsynar (R)/Calcimar (R) and DDAVP (R).........        12%        13%        12%
Central nervous system/analgesia products, in-
 cluding Doliprane (R) and
 Imovane (R)/Amoban (R)..........................         9%         9%         9%
Hypersensitivity products, including Azmacort (R)
 and Nasacort (R)................................        10%        10%         8%
Plasma derivatives, including Albuminar (R) and
 Monoclate-P (R).................................        10%         8%         7%
Gastroenterology products, including Maalox (R)..        12%        12%        13%
All other........................................        13%        13%        18%
                                                   --------   --------   --------
  Total net sales................................       100%       100%       100%
                                                   ========   ========   ========

- --------
* Certain reclassifications have been made from amounts shown in prior periods for therapeutic areas to conform to classifications now used by the Company.

  The Company's principal pharmaceutical products include the following:
Maalox (R), a magnesium and aluminum hydroxide-based antacid for treatment of gastric hyperacidity; Orudis (R)/Profenid (R)/Oruvail (R) (ketoprofen), a non-steroid anti-inflammatory agent used in the treatment of rheumatoid arthritis; Calsynar (R)/Calcimar (R) (calcitonin) for the treatment of metabolic bone diseases such as post-menopausal osteoporosis; Albuminar (R), a protein replacement agent and plasma volume expander for loss of intra-vascular volume; Clexane (R)/Lovenox (R) (enoxaparin), a low molecular weight heparin used in the prevention and treatment of deep vein thrombosis after surgery; Azmacort (R), an inhaled corticosteroid for asthma; Monoclate-P (R), a pasteurized antihemophilic factor VIII:C product; Lozol (R) (indapamide), a diuretic used to treat hypertension; Doliprane (R) (paracetamol), an analgesic; Rovamycine (R) (spiramycine), a macrolide anti-infective;
Sermion (R) (nicergoline), a cerebral vasodilator used in the treatment of memory disturbance due to aging and cognitive disorders;
Imovane (R)/Amoban (R) (zopiclone), a non-benzodiazepine sleeping agent; Nasacort (R) (triamcinolone acetonide), an inhaled corticosteroid for allergic rhinitis; Flagyl (R) (metronidazole), an antiparasitic used in the treatment of trichomoniasis, amebiasis and anaerobic bacterial infections; Peflacine (R) (pefloxacine), an anti-infective quinolone product; DDAVP (R), primarily for treatment of nocturnal enuresis in children; Josacine (R) (josamycine), a macrolide antibiotic to treat upper respiratory infections; Sectral (R) (acebutolol), a beta-blocker used in the treatment of hypertension and angina; Slo-bid (TM)/Slo-Phyllin (R), a theophylline bronchodilator;
Captea (R)/Captolane (R) (captopril), ACE inhibitors; Oroken (R) (cefixim), a third-generation cephalosporin anti-infective; Dilacor XR (R) (diltiazem), a calcium channel blocker used for treatment of hypertension; Selectol (R) (celiprolol), a highly cardioselective vasodilating beta-blocker used in the treatment of hypertension; Vasten (R) (pravastatin), a reductase inhibitor for treatment of hypercholesterolemia; Nitrong (R)/Nitrolingual (R) (nitroglycerin), used for the prevention and treatment of angina pectoris; and Frumil (R) (furosemide/amiloride HCl), a diuretic for hypertension.

  While the above products as well as others are important to the Company's strategy and focus in specific geographic markets, not all products are marketed by the Company in all three of the largest pharmaceutical markets of the world (Europe, United States and Japan).

 Customers, Marketing and Distribution

  The Company markets its products in more than 140 countries throughout the world. The Company's prescription products are sold primarily to drug wholesalers, retail pharmacies, hospitals and government authorities, while over-the-counter products are sold, in addition to the foregoing, to food chains and other retail outlets, particularly in the United States. The Company's products are sold to a large number of diverse customers. No one customer accounted for as much as 10 percent of the Company's consolidated net sales in 1993.

  Promotion of the Company's prescription products is directed primarily to physicians, hospitals and pharmacists through personal visits by professional sales representatives. In addition, this activity is supported by the Company's participation in scientific seminars, medical journal advertising and by direct distribution of samples and other printed material. Promotion of OTC products includes advertising directed at the end consumer through media such as television, radio or print.

  In France, where the Company enjoys the leading position, its prescription pharmaceutical marketing activities are presently conducted through three laboratories: Specia, Theraplix and Bellon. The Company's OTC business in France is carried on principally through its RP Labo subsidiary. Through the laboratories, the Company is party to certain arrangements in France with affiliates of Bristol-Myers Squibb, Bayer, and Astra to co-market such products as Vasten (R), a cholesterol-lowering agent; Captea (R), a combination ACE inhibitor and diuretic; Captolane (R), an ACE inhibitor; Nidrel (R), a calcium channel blocker and Zoltum (R), a proton pump inhibitor. In 1993, just over 34 percent of the Company's sales were in France. Also through its operations in France, the Company has entered into joint venture agreements for the development and possible future marketing throughout Western Europe of new compounds discovered by joint venture partners Dainippon and Chugai.

  The Company conducts its marketing efforts in the United States in four divisions: (1) Rhone-Poulenc Rorer Pharmaceuticals, the prescription pharmaceuticals division; (2) Rhone-Poulenc Rorer Consumer Pharmaceutical Products, which markets OTC products; (3) Armour Pharmaceutical Company, which markets plasma derivatives to hospitals; and (4) Dermik Laboratories, which markets prescription dermatological products principally to dermatologists. In 1993, just under 28 percent of the Company's sales were in the United States.

  The U.S. pharmaceutical industry is currently undergoing fundamental changes to the way health care is administered and provided. See "Governmental Regulation". These changes will necessitate that relationships with a smaller number of large customers (i.e., managed care organizations) be developed in addition to the traditional marketing focus on the individual physician. At the end of 1993, the Company reorganized on a regional basis its U.S. prescription pharmaceuticals division to better respond to this emerging managed care environment. An emerging markets unit will focus on nationally-organized managed care plans and will also be responsible for Arcola Laboratories, formed in mid-1993 to market generic versions of RPR products after patent or market exclusivity expiration in the United States.

  Operations in Other Europe (excluding France) contributed approximately 24 percent of 1993 consolidated sales. The Company's largest operations are in Germany, Italy and the United Kingdom. The Company conducts its prescription products operation in Germany under the names of Nattermann, Rorer and Rhone-Poulenc Pharmaceuticals. Plasma derivatives are marketed by Armour Pharmaceuticals. The OTC business in Germany is conducted through the Nattermann and Dr. Schieffer units. In 1991, the Company sold the Woelm trade name along with the Eschwege facility (and certain OTC products produced there) to an affiliate of Johnson & Johnson/Merck Consumer Pharmaceutical Co. In Italy, the Company conducts business through its Rhone-Poulenc Rorer S.p.A. subsidiary under the names Rhone-Poulenc and Rorer. In the United Kingdom, the Company markets branded prescription pharmaceuticals through its Rhone-Poulenc Rorer and May & Baker divisions. Plasma derivatives are marketed by Armour Pharmaceuticals. In addition, generic pharmaceuticals are marketed and distributed in the U.K. under the name of APS-Berk. In 1992, the RPR Family Health Division was created in the U.K. to develop OTC line extensions and new brand launches. In 1993, the Company strengthened and expanded its operations in Eastern Europe, building a sales force and entering into local production, warehousing and distribution arrangements.

  In the aggregate, geographic regions comprising the Rest of World area accounted for 14 percent of RPR's 1993 sales. The Company maintains a presence in Africa, Asia, Latin America, Canada, Australia and Japan. During 1991, the Company consolidated its activities in Japan, including its joint venture with Chugai, in Rhone-Poulenc Rorer Japan Inc. The Company's operations there are conducted primarily through this subsidiary; in addition, the Company has several licensing arrangements with Yamanouchi and other Japanese companies for the sale of RPR products in that market.

 Raw Materials and Manufacturing

  Substantial amounts of the active ingredients used in the Company's prescription and OTC medicines are manufactured at its bulk pharmaceutical and chemical facilities at Villeneuve la Garenne and Vitry-sur-Seine (near Paris, France), Dagenham (near London, England), Cologne (Germany), Lewes, Delaware (United States) and Marseilles (France). Other chemicals and botanicals are purchased from other companies. These materials are generally processed, compounded and packaged in facilities which the Company operates. See "Properties".

  The Company manufactures a substantial amount of the active ingredients contained in its pharmaceutical products and does not depend on other suppliers for these materials. Other raw materials and packaging supplies for the Company's pharmaceutical products generally are available in ample quantities under normal conditions. Such supplies were adequate in 1993, and no shortages are currently anticipated.

  During 1993, the Company produced virtually all of the magnesium and aluminum hydroxides used in its antacid products sold in the United States and a substantial portion of the magnesium and aluminum hydroxides used in products sold to the rest of the world. Armour's Plasma Alliance subsidiary, through the plasmapheresis process, collects all of the plasma used in the U.S. and substantially all of the plasma used worldwide at 21 collection centers throughout the southern and mid-western United States.

 Patents, Trademarks and Licenses

  Patents and Licenses. The Company has obtained patents in France, the United States, and other countries for the significant products discovered or developed through its research and development activities. Patent protection is available in the United States, France and most other developed countries for new active ingredients, as well as for pharmaceutical formulations or manufacturing processes. In some other countries, patent protection is available only for manufacturing processes. The Company also licenses patents and other know-how from third parties.

  Certain of the Company's licensed and owned products are covered by patents principally in the United States, France and/or other countries. These patents cover such principal products as Nasacort (R); Monoclate-P (R);
Clexane (R)/Lovenox (R); Azmacort (R); Peflacine (R); Imovane (R) and
Selectol (R). The Company's licensed or owned patents expire at various times through the next twenty years. The Company has been granted Supplementary Certificates of Protection to extend the patent terms of several of the Company's products in Europe. The U.S. Azmacort (R) patent expired in 1993. The U.S. Lozol (R) patent expired in 1988 and Lozol (R) U.S. FDA exclusivity expired in mid-1993.

  Product patent protection is no longer available in nearly all major markets for the active ingredients (such as ketoprofen, metronidazole, calcitonin, acebutolol and spiramycine) used in a number of the Company's leading products. However, the Company does not believe that the expiration of patent protection for the active ingredients used in these and other products has generally had a significant adverse effect on the Company because of the Company's ability thus far to develop and patent new processes, formulations and uses; to position many of its products in specific market niches; and because of the absence of a generic market in France.

  The Company believes that no single patent or license is material to the Company as a whole.

  The Company is routinely engaged in disputes over its patented products and processes, the more significant of which are discussed in "Legal Proceedings" herein.

  Trademarks. The Company also maintains numerous trademarks protected by registrations in the countries where its products are marketed. The Company's trademark for a pharmaceutical product generally assumes increasing importance when the patent for such product expires in a particular country. Except for trademarks relating to Maalox (R) products, no single trademark is considered material to the Company as a whole. There are currently no significant disputes concerning its trademarks.

 Competition

  Generally, the Company operates in an intensely competitive domestic and international environment, encountering competition in all of its geographical markets from large national and international competitors. Among the Company's chief competitors are Sandoz, Ciba-Geigy, Glaxo, Bayer, Merck, Upjohn, Roche, SmithKline Beecham and Schering-Plough. These and other competitors have substantial resources available for research, development and marketing activities.

  In general, a pharmaceutical product may be subject to competition from alternative therapies during the period of patent protection and thereafter it may also be open to competition from generic products. The launch by other companies of new products or processes with therapeutic advantages can result in product obsolescence and/or significant price erosion despite the existence of patent protection or recognized trademarks. Medical utility, product quality and marketing are other major competitive factors. Manufacturers of generic products typically do not invest as heavily in research and development and, consequently, are able to offer generic products at considerably lower prices than brand equivalents. A research-based pharmaceutical company may therefore seek to achieve a sufficient margin and sales volume during the period of patent protection to recover the original investment and to fund research for the future. There are, however, a number of factors that can enable products to remain profitable once all forms of patent protection (product, process, formulation and use) have ceased. These include a) creating for the prescriber or the consumer a strong brand identification supported by an active trademark registration and enforcement policy, b) offering a range of alternative formulations that generic manufacturers typically cannot produce, or c) complexity of manufacture of the active compound.

  Increasing governmental and other pressures in many countries in favor of the dispensing of generic products in substitution for brand-name products may increase competition for some of the Company's products which are no longer covered by patents.

  The Company believes that its competitive position in the medium- to long-term depends largely upon the ability of its research and development organization to discover and develop innovative products, as well as upon increasing productivity through improved manufacturing methods and marketing efforts.

 Research and Development

  The Company invests heavily in research and development, which management believes is critical to growth and competitiveness in the pharmaceutical industry.

  Research and development expenditures were $561 million in 1993, $521 million in 1992 and $445 million in 1991. Such expenditures represented 14%, 13% and 12% of net sales in 1993, 1992 and 1991, respectively.

  Following its combination with HPB, the Company concentrated research efforts at three research centers, in France, the United States, and the United Kingdom. See also "Properties."

  The Company has centralized and redirected its research in selected areas deemed by management to be of long-term market potential. Research and development programs are concentrated in several therapeutic areas: cardiovascular, cancer, infectious diseases/AIDS, respiratory, bone metabolism/rheumatology, and central nervous system. The Company has development projects in various stages which include, but are not limited to, the following:

  . Taxotere (R), an antitumor agent with potential therapeutic benefit against breast, lung and other forms of cancer;

  . Ebastine, an antihistaminic compound for treatment of seasonal or perennial allergic rhinitis;

  . an AIDS virus-derived immunotherapeutic agent designed to elicit an immune system response which might prevent or delay the onset of AIDS;

  . Menorest (R), an estrogen patch for female hormone replacement, as well as Combi-patch, an estrogen/progestin combination transdermal patch for the relief of menopausal symptoms;

  . Zagam (TM), a potential first-line therapy broad spectrum anti-infective compound (being developed in North America and co-developed in Europe through a joint venture with Dainippon);

  . Synercid (TM), an injectable streptogramin antibiotic for hospital-acquired infections;

  . Aprim (R) (aprikalim), a potassium channel opener for treatment of angina;

  . a potent and selective inhibitor of the enzyme phosphodiesterase type IV indicated in the inflammatory process in the lung;

  . new indications for the marketed anti-thrombotic drug, Lovenox (R), in the U.S.; and

  . a novel compound, Riluzole, for the treatment of Amyotrophic Lateral Sclerosis (ALS).

  There can be no assurance that these or other compounds in various stages of development will ultimately be approved for commercial sale.

  In 1993, the Company launched a long-term gene and cell therapy research and development collaboration with AIS. This arrangement and other similar collaborations should strategically position the Company to play a major role in the development of commercial opportunities in both cell and gene therapies.

 Governmental Regulation

  The introduction of new prescription pharmaceutical products is regulated in all countries where the Company does business. Regulatory requirements generally relate to the safety and efficacy of the product as well as to the manufacturing processes for and the packaging and labeling of such products. Clinical testing is required for pharmaceutical products. Completion of the lengthy application and testing process for required governmental approvals is costly and can significantly delay the introduction of new products in a given market.

  In the French prescription pharmaceutical market, direct price controls have maintained prices at a low level compared to other markets and have typically prevented the emergence of generic competition. The government is currently considering cost containment measures to respond to the nation's health care deficit, including physician prescribing guidelines to limit the volume of prescriptions written. A three-year policy agreement between pharmaceutical manufacturers and the French government signed in January 1994 will limit annual growth of prices for reimbursable pharmaceuticals to a level expected to be in line with the average inflation rate. In Germany, physician prescribing guidelines have been established and the selling prices of prescription products were reduced by 5% in 1993 and remain frozen through December 1994. A new reimbursement system was instituted in Italy in 1993 resulting in the removal of certain products from government reimbursement lists and price cuts of 2.5% to 4.5%. Effective October 1993, the U.K. Pharmaceutical Price Regulation Scheme enacted price reductions of up to 2.5% and limited the ability of companies at certain profitability levels to seek price increases. In Spain, decreases in pharmaceutical prices averaging 3% became effective in November 1993.

  In the European Community ("EC"), the Single Market formally came into being on January 1, 1993. The Maastricht Treaty creating the European Union was eventually ratified and came into effect in November 1993. The Single Market program was extended to five of the European Free Trade Association countries (Finland, Sweden, Norway, Austria and Iceland) through the creation of the European Economic Area effective January 1994. Directives relating to advertising, wholesale distribution, product classification and labelling/package inserts adopted during 1992 are now being implemented by the Member States. A regulation compensating the pharmaceutical industry for time lost during product development by providing extended patent protection for up to 15 years from the date of first marketing authorization in the EC also came into effect. The future systems package establishing the new European regulatory procedures and the European Medicines Evaluation Agency was adopted in mid-1993; operation of the new procedures will commence in January 1995.

  The Company's products sold in the United States are subject to the Food, Drug and Cosmetic Act, and accordingly are subject to investigation and pre-market approval of "new drugs" (as such term is defined in the Act), strict standards regarding their manufacture, safety and efficacy and detailed requirements with respect to labeling, promotion and, with respect to prescription drugs, advertising. All states have enacted generic substitution laws which permit, or in some instances require, the dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed.

  A variety of legislative proposals to expand public health care programs and/or impose pharmaceutical price or other restrictions in the U.S. have been discussed in recent years. During 1993, the Clinton Administration proposed the Health Security Act ("HSA") which would provide universal health coverage through standardized benefits for all U.S. citizens and would, by 1998, make sweeping structural and financial changes to the U.S. health care delivery system. Health care coverage would be provided primarily under managed-care arrangements available through regional or corporate health alliances determined at the state level. Elements of HSA and other proposals will be debated by legislators at various levels in the coming year. The precise form and effect of any final legislation cannot be predicted; however, most pharmaceutical manufacturers, including RPR, have reorganized to adapt to an emerging U.S. managed care environment which dictates that product offerings satisfy payor objectives aimed at lowering health care costs.

  U.S. Federal and state governments also continue to seek means to reduce costs of Medicare and Medicaid programs. Under the HSA, selected service cuts and spending caps on these programs would be imposed beginning in 1996. Medicare and Medicaid recipients would, in many instances, obtain coverage through regional alliances and be entitled to receive, among other things, outpatient prescription drug benefits. Drug manufacturers would be required to sign rebate agreements with the Department of Health and Human Services in order to participate in the Medicare and Medicaid prescription drug benefit. The exact form of these measures and whether additional restrictions on reimbursement for, or access to, certain drug products will be enacted is yet to be determined. Currently the Company operates under a Medicaid Rebate Agreement entered into with the U.S. Government under Section 4401 of the Omnibus Budget Reconciliation Act of 1990. Pursuant to the agreement, as of January 1, 1991, in order for federal reimbursement to be available for prescription drugs under state Medicaid plans, the Company must pay certain statutorily-prescribed rebates on Medicaid purchases. Effective in 1991, the law also denies federal Medicaid reimbursement for drug products of the original New Drug Application (NDA)-holder if a less expensive generic version of such drug is available from another manufacturer, unless the prescriber indicates on the prescription that the branded product is medically necessary. In addition to the agreement with the U.S. Federal Government, the Company has entered into similar rebate agreements with several state reimbursement programs. The Company does not believe that continued operation of these agreements will have a material adverse impact on the Company's financial condition in the foreseeable future.

  In most other developed markets governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry varies greatly from country to country. It is not possible to predict the extent to which the Company or the pharmaceutical industry might be affected by the matters discussed above.


 Environmental Matters

  In 1993, the Company formed an Environmental Council to administer its worldwide environmental compliance policy. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations including those of U.S. Federal, state and local authorities. The Company routinely makes, and expects that from time to time it will continue to make, capital expenditures for environmental compliance. It does not, however, anticipate that such future expenditures will materially affect its earnings or competitive position.

  Like many manufacturers, the Company has been advised of its potential responsibility relating to past waste disposal practices, including potential involvement at two sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). The Company believes its share of liability for such matters, if any, to be negligible.

 Employees

  As of January 31, 1994, the Company and its subsidiaries had approximately 22,300 employees. In general, the Company considers its relations with employees worldwide to be satisfactory.

 Non-U.S. Operations

  Non-U.S. operations of the Company and its subsidiaries are subject in varying degrees to a number of risks inherent in conducting business outside of the United States. These include fluctuating currency exchange rates and the possibility of nationalization, expropriation or restrictive actions by local governments. The Company, in general, does not currently consider these factors to be deterrents to maintaining or expanding such operations.

 Executive Officers of the Company

  The identity of the Company's current executive officers and certain biographical information concerning such individuals are set forth below.

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
- ------------------------------                -------------------
Robert E. Cawthorn (58)......   Mr. Cawthorn became Chairman in 1986, having be-
 Chairman and Chief Executive    come Chief Executive Officer in 1985. He was
 Officer                         President of the Company from 1984 to 1986 and
                                 from 1988 to 1991.
Michel de Rosen (43).........   Mr. de Rosen was appointed in September 1993,
 President and Chief             having served as Chief Executive Officer of the
 Operating Officer               Fibers and Polymers sector of RP since 1988.
                                 From 1986 to 1988, he was Chief of Staff for
                                 the Minister of Industry of the French Govern-
                                 ment. Prior to this, Mr. de Rosen served as
                                 General Manager of Pharmuka since 1984.
Alain Audubert (50)..........   Mr. Audubert joined the Company in his present
 Senior Vice President,          position in December 1993, having served as
 Worldwide Industrial            Chief Executive Officer of Pasteur Merieux
 Operations                      Connaught since 1990. Prior to this, he was
                                 Chief Executive Officer of the Institut de Se-
                                 lection Animale since 1983.
Yves Barou (46)..............   Mr. Barou has served as Senior Vice President,
 Senior Vice President,          Human Resources since April 1993, having been
 Human Resources                 Corporate Vice President, Human Resources since
                                 1991. Mr. Barou was Managing Director of the
                                 Vitry-Alfortville Research Center in France be-
                                 tween 1989 and 1991 and Deputy to the Chief Ex-
                                 ecutive of RP's Health segment from 1987 to
                                 1989.
John B. Bartlett (55)........   Mr. Bartlett was elected Senior Vice President
 Senior Vice President,          in 1988, having served as Vice President, Gen-
 General                         eral Counsel and Secretary since 1986.
 Counsel and Secretary

Gilles D. Brisson (42).......   Mr. Brisson was Area Vice President of Northern
 Senior Vice President,          Europe, the United Kingdom and Australasia and
 Corporate Development           General Manager of United Kingdom Health Care
                                 for RP from 1989 to 1990. From 1987 to 1989, he
                                 served as Deputy Senior Vice President of
                                 Worldwide Pharmaceutical Operations of Rhone-
                                 Poulenc Sante.
Manfred E. Karobath, MD (53).   Dr. Karobath joined the Company in 1992, having
 Senior Vice President and       been Senior Vice President, Research and Devel-
 President, Research and         opment at Sandoz Pharma Ltd. in Basle, Switzer-
 Development                     land since 1989. Prior to this, as Deputy Head,
                                 he was responsible for Preclinical Research
                                 (1987-1989) and Head of Preclinical CNS Re-
                                 search (1983-1989) at Sandoz.
Patrick Langlois (48)........   Mr. Langlois served as Senior Vice President,
 Senior Vice President and       Corporate Finance and Acquisitions of RP from
 Chief                           1988 to 1990. In the years 1975 to 1986, he
 Financial Officer               served as Director of International Financings
                                 of RP, Finance Director for RP's Health segment
                                 and Finance Director of Rhone-Poulenc, Inc.


 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
- ------------------------------                -------------------
John D. Michelmore (51)......   Mr. Michelmore was appointed to his current po-
 Senior Vice President,          sition in December 1993. Prior to that date, he
 Europe                          had been Senior Vice President, Northern Europe
                                 since 1990. Mr. Michelmore served as Area Vice
                                 President of Rorer International Pharmaceuti-
                                 cals from June 1988 to June 1990 and as General
                                 Manager of Rorer Healthcare from June 1986 to
                                 June 1988.
Philippe Maitre (37).........   Mr. Maitre was appointed to his current position
 Vice President and Treasurer    in January 1994, having joined the Company as
                                 Group Vice President Finance and Planning for
                                 North America and Pacific Rim countries in June
                                 1993. Mr. Maitre
                                 previously held various finance positions with
                                 RP, including General Manager Finance and Plan-
                                 ning of Rhone-Poulenc Japan from 1991 to 1993
                                 and Assistant Treasurer of Rhone-Poulenc Sante
                                 S.A. from 1986 to 1991.
Daniel J. Pedriani (44)......   Mr. Pedriani has served as Vice President and
 Vice President and              Corporate Controller, since 1989, having been
 Corporate Controller            Vice President, Finance of the Company's inter-
                                 national subsidiary from 1988 to 1989.

  No executive officer of the Company has any family relationship with any other.

ITEM 2. PROPERTIES

  A substantial portion of the Company's pharmaceutical production in most product categories is conducted in France, the United States, Germany, and the U.K. The Company has a total of 45 pharmaceutical plants throughout the world: in France (9), United States (5), elsewhere in Europe excluding France (9), Canada (1), Africa (7), Japan (2), other Asia (7) and Latin America (5). Included in the above are 6 plants dedicated solely or partially to the production of bulk pharmaceuticals and chemicals. These plants are located in France (3), the United Kingdom (1), the United States (1) and Germany (1).

  Research and development activities are conducted in facilities in Vitry-sur-Seine, France; in Collegeville, Pennsylvania, United States and Dagenham, United Kingdom. U.S.-based research operations were consolidated and relocated to the new research center/corporate office facility during 1992.

  The Company generally either owns its facilities or leases them under long-term leases. In December 1992, the Company sold its U.S. research center/corporate office facility to a third party for $258.0 million and leased it back on a triple net basis for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back with the facility. The Company believes that its properties are well maintained and generally adequate to meet its needs for the foreseeable future.

  Capital expenditures were $250 million in 1993 and $284 million in both 1992 and 1991. In 1992 and 1991, $63 million and $102 million, respectively, were for the U.S. research center/corporate office facility.

ITEM 3. LEGAL PROCEEDINGS

 Diethylstilbestrol ("DES") Litigation

  There are approximately two hundred legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH ("Nattermann") with respect to DES-related legal actions brought against certain of its former U.S. subsidiaries. Under the terms of the 1990 Acquisition Agreement, Rhone-Poulenc S.A. is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million. The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.

 AHF Litigation

  There are approximately one hundred sixty one pending lawsuits in the United States, twenty five in Canada and fifty three in Ireland against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's; none of these cases involve Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately sixty three claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits was filed in 1993, and management believes the number of lawsuits filed will continue to trend upward. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

  Trials took place in three of the above lawsuits during 1993. In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believes this verdict to be inconsistent with evidence specific to the case and, accordingly, it filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court has denied both motions. Armour has appealed this judgment to the United States Court of Appeals for the Eleventh Circuit. Regardless of the outcome of this case, and because the facts vary widely in such cases, the Company does not view this verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. Additionally, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois in November 1993. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980's were not negligent in any of the ways charged and accordingly were not liable to the claimant. Plaintiff has filed a post-trial motion seeking a new trial. Although there are no other actions pending against Armour which are presently at trial, Armour reasonably expects that other cases will proceed to trial in the future.

  In July 1993, attorneys for certain plaintiffs filed a Petition with the Federal Multi-District Litigation Panel seeking the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery. This Petition was subsequently withdrawn. In October 1993, a new petition was filed, by attorneys for certain plaintiffs, with the Federal Multi-District Litigation Panel seeking consolidation to the U.S. District Court for the Northern District of Illinois. The Panel authorized consolidation in December 1993. In August 1993, a proposed class action lawsuit was filed in New Jersey State Court against several fractionators, including Armour, on behalf of HIV-infected hemophiliacs in New Jersey and their families (D.K., et al. v. Armour Pharmaceutical Company, et al., Sup. Ct., Middlesex County, NJ). In September 1993, a proposed national class action lawsuit was filed purportedly on behalf of up to ten thousand HIV-infected hemophiliacs and their families in the U.S. District Court for the Northern District of Illinois against Armour, RPR, other AHF fractionators and the National Hemophilia Foundation ("NHF") (Wadleigh, et al. v. Armour Pharmaceutical Company, et al.; United States District Court, Northern District, Illinois). Additionally, another proposed federal class action lawsuit was filed against Armour and other fractionators in October 1993 purportedly on behalf of all HIV-infected hemophiliacs residing in Idaho, Utah and Oregon and their families (Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al.; United States District Court, Idaho District). As the facts in each individual lawsuit vary widely, Armour does not believe that class action status is warranted. One U.S. federal court and one state court have denied previous petitions for class action certification. The Company intends to vigorously oppose the petitions requesting class action certification.

  In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the NHF, concerning the issue of assistance for U.S. hemophiliacs infected with HIV. During 1993, the fractionators and representatives of the hemophilia community discussed several alternative proposals which included financial assistance and units of AHF concentrate which would be provided by the fractionators over periods spanning several years. Conditions of fractionator participation in such a plan included, among other things, participation by a substantial majority of HIV-infected hemophiliacs who would agree to forego legal proceedings against the fractionators. These discussions are not active at this time. While Armour will continue to vigorously defend its position in all cases and claims brought against it, the Company will evaluate alternative ways of resolving pending and threatened litigation.

  In Canada, representatives of the provincial governments have agreed to the participation of several fractionators, including Armour, in a recently announced Multi-Provincial Assistance Program for HIV-infected hemophiliacs. Under the provisions of this program, participants will release contributing parties, including Armour, from all legal claims related to infection with HIV. Armour's share of the fractionator's contribution to this Program was provided to the Canadian Provincial Governments in December 1993.

  The Company has contractual rights to certain insurance coverage provided by insurance carriers to Revlon, Inc., the party from which it purchased the Armour business in 1986 ("Revlon carriers"). The Company also believes it has certain insurance coverage from another principal insurance carrier ("principal carrier") and from an umbrella insurance carrier. In addition, the Company believes it has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if certain self-insured retention levels from relevant insurable losses are exceeded. The Company has been involved in litigation with the principal and umbrella carriers as well as with certain of the Revlon carriers, relative to carrier defense and indemnity obligations associated with AHF litigation. A trial in the insurance coverage litigation, if necessary, would take place in United States District Court for the Eastern District of Pennsylvania sometime in 1994. In August 1993, the Court granted the Company's motion for partial summary judgment, deciding that the principal carrier is obligated to provide a defense to the Company for the AHF litigation. The Company and certain of the carriers have recently engaged in extensive discussions aimed principally at settling the extent and other conditions of coverage of those carriers. Based upon these discussions, the Company believes that, although not a certainty, a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5") is probable of occurrence.

 Shareholder Litigation

  In 1990, a former shareholder initiated a purported class action lawsuit against the Company, its Chairman, and two of its employees in the United States District Court for the Southern District of New York. This action was purportedly brought on behalf of all persons who sold the Company's common shares, convertible debentures and call options between August 8, 1989 and January 15, 1990. The plaintiff alleged, among other things, violations of federal securities laws arising from alleged false and misleading statements made prior to the public announcement of the 1990 transaction with Rhone-Poulenc S.A. and sought compensatory and punitive damages in an unspecified amount. The Court issued a decision permitting this action to proceed as a class action, although the scope of the class has not been defined. Three additional shareholder lawsuits were initiated in 1991, two purported class actions and one brought individually against the Company, its Chairman, and certain present and former employees. These lawsuits involve allegations and claims which are substantially similar to those made in the case described above. In the two additional purported class actions, the plaintiffs sought to represent all persons who sold the Company's common shares, the Company's convertible debentures, and call options between August 3, 1989 and January 15, 1990. The Court has refused to permit these actions to proceed as class actions and certain of the plaintiffs have chosen to proceed individually.

  The Company and the employee-defendants have asserted various defenses denying all liability. However, in order to avoid the expense and disruptive effects typically associated with defending these types of claims, the Company and the employee-defendants have agreed to settle these cases. The proposed settlement agreement was approved by the Court in December 1993.

 Antitrust Litigation

  The Company has been named as a defendant in six antitrust actions pending in state and federal courts in Northern California, eleven in Federal Court in the Southern District of New York, and single actions in the District of Minnesota, the District of South Carolina, the Southern District of Ohio, and the Southern District of Georgia. The suits allege that RPR, certain other pharmaceutical companies and wholesalers and a large mail order concern discriminated against independent community pharmacist plaintiffs with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. The federal actions purport to be class actions, as do three of the four state cases. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. While the cases are in their early stages, the Company believes that the claims are without merit and it intends to vigorously defend these lawsuits.

  Additionally, Petitions were filed with the Judicial Panel on Multi-District Litigation seeking to consolidate the federal actions in which the Company has been named with several other federal actions in which the Company has not been named for purposes of coordinating overlapping pre-trial proceedings, like discovery. The Panel heard oral argument on the Petitions in January 1994.

 Patent and Intellectual Property Litigation

  In 1987, Choay S.A. ("Choay") and Dropic, affiliates of Sanofi S.A. ("Sanofi"), filed suit against two subsidiaries of the Company alleging the Company's Lovenox (R) enoxaparin product infringes the French patent issued to Choay. In 1992, Choay filed patent infringement suits against the Company in the United States District Court for the Southern District of New York as well as in Italy, the United Kingdom and Germany. In April 1993, the Company reached an agreement with Sanofi which settles the above lawsuits.

  The Company was a plaintiff in three patent infringement lawsuits filed in United States District Courts involving the patent licensed exclusively to the Company by the Scripps Research Institute ("Scripps") covering the antihemophilic Factor VIII:C. Two suits are in the state of California where, procedurally, they have been consolidated, and one was in the state of Delaware. In January 1993, the Company settled its patent dispute with Miles Inc., defendant in one of the California cases. In December 1993, the Company settled its dispute with Miles' co-defendant, Genentech Inc. Settlement papers have been approved by the Court and the case has been dismissed. The Court in the remaining California case involving Chiron Corporation is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the next six to twelve months.

  In May 1993, the Company settled its patent dispute with Baxter Healthcare Corporation and Baxter International, Inc. ("Baxter"), defendant in the Delaware case. The court entered a consent judgment dismissing the case and acknowledging the validity of the Scripps patent and infringement by the Baxter plasma-derived and recombinant Factor VIII:C products. Pursuant to the settlement papers filed in the U.S. District Court in Delaware, Baxter paid the Company $105 million in June 1993 and agreed to pay ongoing royalties based on sales of its Factor VIII:C concentrates. The Company also granted Baxter a worldwide non-exclusive license covering its Factor VIII:C concentrates and entered into a supply agreement under which Baxter will provide the Company with recombinant Factor VIII:C.

  In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action in the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. patent rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor
XR (R) product. Tanabe and MMD are requesting relief in the form of an Exclusion Order and a Cease and Desist Order. The Company has raised several defenses, including lack of jurisdiction, patent invalidity, and non-infringement. The ITC has suspended the proceeding indefinitely in view of an ongoing reexamination proceeding involving the Tanabe U.S. process patent.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows SFAS 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY

  The price range at which the Company's common stock traded and the quarterly dividends paid per share during the last eight quarters are as follows:

QUARTER ENDED                                      HIGH     LOW   DIVIDEND PAID
- -------------                                     ------- ------- -------------
December 31, 1993................................ $48.500 $32.625     $.28
September 30, 1993...............................  48.875  43.000      .26
June 30, 1993....................................  54.000  46.375      .24
March 31, 1993...................................  48.000  42.500      .22
December 31, 1992................................ $50.750 $44.375     $.20
September 30, 1992...............................  59.250  45.625      .18
June 30, 1992....................................  59.750  51.500      .16
March 31, 1992...................................  69.375  55.625      .14

  Rhone-Poulenc Rorer Inc. (RPR) common shares are listed and traded on the New York and Paris Stock Exchanges and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest Stock Exchanges.

  On January 31, 1994, there were approximately 7,336 holders of record of Rhone-Poulenc Rorer Inc. common shares.

ITEM 6. SELECTED FINANCIAL DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                 NINE-YEAR SELECTED FINANCIAL DATA (UNAUDITED)
            (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------
                            1993     1992     1991     1990     1989     1988    1987     1986    1985
                          -------- -------- -------- -------- -------- -------- -------  ------- ------
INCOME STATEMENT DATA:
Net sales...............  $4,019.4 $4,095.9 $3,824.3 $2,917.4 $1,182.2 $1,041.6 $ 928.8  $ 844.6 $338.1
Operating income........     675.3    675.0    558.5     88.9    125.5    144.1   122.7     52.9   59.9
Income from continuing
 operations.............     421.1    423.3    326.5      1.0     86.5     61.8    54.3      3.5   36.0
Discontinued operations,
 net of tax:
 Gain on sale...........       --       --       --       --       --       --      --     122.1    --
 Earnings from
  operations............       --       --       --       --       --       --      --       --      .8
Cumulative effect of
 change in accounting
 for income taxes.......       --      15.0      --       --       --       --    (35.5)     --     --
Net income available to
 common shareholders....     408.7    428.2    326.1      1.0     85.0     61.8    18.8    125.6   36.8
Primary earnings per
 common share:
 Continuing operations..      2.96     2.99     2.37      .01     1.33      .98     .84      .05    .56
 Discontinued opera-
  tions:
 Gain on sale...........       --       --       --       --       --       --      --      1.88    --
 Earnings from opera-
  tions.................       --       --       --       --       --       --      --       --     .01
 Cumulative effect of
  change in accounting
  for income taxes......       --       .11      --       --       --       --     (.55)     --     --
 Primary earnings per
  common share..........      2.96     3.10     2.37      .01     1.33      .98     .29     1.93    .57
Fully diluted earnings
 per common share.......      2.96     3.10     2.37      .01     1.21      .97     .29     1.93    .57
Cash dividends per
 common share...........      1.00      .68     .445      .42     .405      .40    .386     .376   .373
Research and development
 expenses...............     561.2    521.3    444.5    350.1    121.8    104.0    82.7     69.7   17.9
BALANCE SHEET DATA:
Working capital.........     446.6    667.1    407.0    391.3    436.9    312.4   226.6    155.7   53.9
Property, plant &
 equipment, at cost.....   1,958.6  1,855.9  2,027.8  1,930.7    488.2    395.7   363.5    333.0  150.6
Capital expenditures:
 U.S. corporate offices,
  research center and
  site..................       --      63.1    102.1     92.1     29.3     10.8     --       --     --
 Other..................     250.4    221.2    181.6    124.8     82.1     59.9    45.1     36.7   14.5
Total assets............   4,050.2  3,858.3  4,115.5  4,085.0  1,791.7  1,388.0 1,240.5  1,110.1  444.4
Long-term debt
 (including payable to
 RP)....................     432.2    779.7    960.5  1,634.3    882.5    564.6   509.7    444.3   37.3
Shareholders' equity....   1,821.2  1,568.3  1,298.6    693.5    439.9    414.2   368.8    390.4  265.7
Common shares
 outstanding at year-
 end....................     137.0    138.3    137.9    137.4     63.1     63.6    62.9     65.4   64.9
Book value per common
 share..................     10.37     9.17     7.24     5.05     6.97     6.51    5.86     5.97   4.09
OTHER DATA:
Employees...............    22,300   22,900   22,500   23,500    8,500    8,400   7,400    7,500  8,900
Sales per employee
 (thousands)............       180      180      170      150      140      132     124      103     84

- --------
Results include the accounts of the Human Pharmaceutical Business ("HPB") of Rhone-Poulenc S.A. from May 5, 1990.
Results include pretax restructuring and other charges of $93.8 million in 1993, $73.6 million in 1991, $289.3 million in 1990, and $10.0 million in
1989. Results for 1993 also include $105.0 million proceeds from litigation settlement and pretax charges of $29.1 million related to an investment in AIS, including acquired research and development expense. Pretax gains on sales of product rights and non-strategic assets totaled $30.2 million in 1993, $23.1 million in 1992, $95.7 million in 1991, $78.8 million in 1990 and
$30.9 million in 1989. Results for 1989 also include a $19.9 million pretax gain on contract termination fee.
Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes," and recorded a cumulative effect adjustment increasing 1992 income by $15.0 million ($.11 per share). Prior years reflect the application of SFAS 96, "Accounting For Income Taxes," effective January 1, 1987.
The year 1985 has been restated to reflect operations discontinued on February 28, 1986.
Employees and sales per employee for the year 1990 have been restated on a pro forma basis to include HPB as if it were part of the Company from January 1, 1990.
All share and per share data have been adjusted to reflect a two-for-one common stock split effective June 7, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") is one of the largest research-based pharmaceutical companies in the world. RPR was formed in July 1990 by the combination of Rorer Group Inc. and substantially all of the human pharmaceutical business of Rhone-Poulenc S.A. ("RP"), based in Paris, France. RP owns approximately two-thirds of RPR's common stock and controls the Company.

PHARMACEUTICAL INDUSTRY ENVIRONMENT

  As government and private payors seek means to reduce the rate of growth in health care expenditures in virtually all worldwide markets, the pharmaceutical industry continues to be affected by initiatives to limit both pharmaceutical prices and prescriptions written by physicians. As a result, annual prescription pharmaceutical revenue growth rates in major strategic markets have slowed from prior year levels. The degree to which pharmaceutical companies are individually affected will depend upon each company's product portfolio and its ability to manage in the environment specific to each country.

  In France, where the Company enjoys a leading position, the government is considering measures which include physician prescribing guidelines which would limit the volume of prescriptions written. A three-year policy agreement between pharmaceutical manufacturers and the French government signed in January 1994 will restrict annual growth of prices for reimbursable pharmaceuticals to an average inflation rate. Although these steps are not likely to affect RPR revenues significantly in the near term, future governmental actions cannot be determined.

  In the U.S., prior legislation requiring payment of rebates to state Medicaid programs reduced the Company's sales by $34 million in 1993, $21 million in 1992 and $12 million in 1991. During 1993, the Clinton Administration proposed the Health Security Act ("HSA"), which would provide universal health coverage through standardized benefits for all U.S. citizens and would, by 1998, make sweeping structural and financial changes to the U.S. health care delivery system. Elements of HSA and other proposals will be debated by legislators at various levels in the coming year. The precise form and effect of any final legislation cannot be predicted; however, most pharmaceutical manufacturers, including RPR, have reorganized to adapt to an emerging U.S. managed care environment which dictates that product offerings satisfy payor objectives aimed at lowering health care costs.

  In Germany, physician prescribing guidelines have been established and selling prices of prescription products remain frozen through December 1994. In Italy, new legislation affecting health care reimbursement lists was recently instituted, resulting in the removal of certain products from government reimbursement lists and price reductions of 2.5% to 4.5%. In October 1993, the U.K. Pharmaceutical Price Regulation Scheme enacted price reductions of up to 2.5% and will restrict certain more profitable companies from seeking pharmaceutical price increases in that country. In Japan, a biannual price reduction will take effect in April 1994, and in Spain, decreases in pharmaceutical prices averaging 3% took effect in November 1993.

  These measures, while indicative of a global trend toward more governmental control over health care expenditures, are neither new to the industry nor to RPR. In certain cases, the legislation may allow companies to negotiate other terms or conditions which can minimize the effect on revenues; however, these measures tend to restrict future revenue growth derived from existing products and, as a result, companies in the industry must look increasingly to achieve profitability objectives through more rapid commercialization of highly innovative therapies, integrated prescription, OTC and generic product strategies, aggressive cost reduction, strategic alliances with others and creative marketing solutions to meet the needs of payors.

RESULTS OF OPERATIONS

 Principal Product Sales

  In the table and discussion which follows, percentage comparisons of year-to-year sales by therapeutic area and principal products are presented excluding the effects of exchange rate fluctuations. Certain reclassifications have been made from amounts shown in prior periods for therapeutic area totals to conform to classifications now used by the Company.

     THERAPEUTIC AREA/PRINCIPAL PRODUCTS      1993 % CHANGE* 1992 % CHANGE* 1991
     -----------------------------------      ---- --------- ---- --------- ----
                                                    (DOLLARS IN MILLIONS)
TOTAL CARDIOVASCULAR......................... $834    + 1%   $878    + 9%   $777
 Clexane (R)/Lovenox (R).....................  153    +30%    127    +33%     90
 Lozol (R)...................................  104    -13%    119    +14%    104
 Dilacor XR (R)..............................   51    N/A      20    N/A     --
 Selectol (R)/Selecor (R)....................   50    +43%     37    +31%     28
 Vasten (R)..................................   48    +11%     46    +49%     29
- --------------------------------------------------------------------------------
TOTAL INFECTIOUS DISEASE/ONCOLOGY............  542    +11%    530    + 5%    486
 Rovamycine (R)..............................   94    +26%     82    +30%     61
 Peflacine (R)...............................   76    + 9%     75    + 7%     68
 Oroken (R)..................................   55    +23%     47    + 8%     42
- --------------------------------------------------------------------------------
TOTAL HYPERSENSITIVITY.......................  407    + 5%    396    +28%    304
 Azmacort (R)................................  143    +13%    127    +48%     86
 Nasacort (R)................................   79    +37%     58    N/A      13
- --------------------------------------------------------------------------------
TOTAL PLASMA DERIVATIVES.....................  400    +20%    337    +18%    281
 Albuminar (R)...............................  154    + 6%    139    +15%    119
 Monoclate-P (R).............................  114    + 7%    112    +15%     97
- --------------------------------------------------------------------------------
TOTAL CENTRAL NERVOUS SYSTEM/ANALGESIA.......  365    + 2%    386    + 6%    354
 Doliprane (R)...............................  102    +23%     88    + 2%     81
 Imovane (R)/Amoban (R)......................   85    + 9%     84    +43%     57
- --------------------------------------------------------------------------------
TOTAL GASTROENTEROLOGY.......................  490    +10%    471    -10%    514
 Maalox (R)..................................  239    + 4%    240    - 8%    258
- --------------------------------------------------------------------------------
TOTAL BONE METABOLISM/RHEUMATOLOGY...........  465    - 2%    514    + 9%    465
 Orudis (R)/Profenid (R)/Oruvail (R).........  173    + 3%    186    + 2%    180
 Calcitonins.................................  163    -10%    198    + 6%    186
 DDAVP (R)...................................   73    - 4%     76    +34      56
- --------------------------------------------------------------------------------
OTHER THERAPEUTIC AREAS......................  516    - 5%    584    -12%    643
- --------------------------------------------------------------------------------

* % change excludes currency translation effects.

 1993 Compared with 1992

  On net sales of $4,019 million in 1993, net income available to common shareholders was $409 million ($2.96 per share), 5% below $428 million reported in 1992 ($3.10 per share). Earnings per share benefitted by $.63 in 1993 from $105 million of proceeds from the settlement of litigation and $30 million of gains from sale of certain product rights and investments. In addition, 1993 results include an $11 million ($.08 per share) after-tax benefit from the extension in depreciation lives for certain production machinery and equipment effective January 1. Earnings in 1993 were reduced by $.59 per share due to $94 million of restructuring and other charges and $29 million of costs related to the Company's equity investment in Applied Immune Sciences, Inc. ("AIS"). Results for 1992 benefitted by $.12 per share from gains on the sale of assets and $.11 per share from adoption of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

  The Company's 1993 reported net sales of $4,019 million were down 2% from 1992. The 2% decline consists of currency fluctuations (which reduced sales by 6%), divested products (-1%), price increases (less than +1%), and volume gains (+4%). No single product contributed more than 6% of worldwide sales in 1993, and the ten largest products contributed approximately 36%. Sales of the Company's key strategic products--to which particular marketing emphasis is directed and which, as a group, comprised 43% of 1993 sales--increased by 10%, approximately twice the 5% overall rate of sales growth, on a basis which excludes the effects of currency fluctuations and divested products.

  Sales in France, the Company's largest market, were $1,375 million in 1993 on an as-reported basis. Excluding the effects of fluctuating currency rates and product divestitures, sales increased 8% in 1993, driven primarily by demand for anti-infectives and analgesics following a strong influenza season. In the United States, prescription pharmaceuticals and over-the-counter products contributed to a 12% increase in sales, to $1,120 million, despite a fourth quarter decision to curtail year-end trade incentives on certain prescription pharmaceuticals. Sales in Other Europe of $978 million fell 8% due principally to the impact of restrictive government programs in Germany (where prescription product sales were down 26%) and Italy (down 31%). The sales decline in these countries was partially offset by higher branded product sales in Eastern and Southern Europe and generic products in Northern Europe. Sales in the Rest of World area increased 13% to $546 million, led principally by Japan. If the effects of restructuring charges and gains on asset sales are excluded from reported geographic area results in the years, income before income taxes as a percentage of sales ("IBT margin") increased in 1993 in the U.S., France and Rest of World but fell in Other Europe, triggered by market conditions in Italy and Germany.

  Sales of the Company's cardiovascular products in 1993 were led by Clexane (R)/Lovenox (R), a global low molecular weight heparin product, which performed well in France and was launched in the U.S. early in the year. The FDA exclusivity of Lozol (R), a diuretic sold principally in the U.S., expired in mid-1993. The Company introduced a half-strength presentation of Lozol (R) during the year as well as a generic indapamide product through its newly-established Arcola Labs unit in anticipation of further generic competition, the overall result of which is expected to be a decline in Lozol (R) sales. Dilacor XR (R), a once daily calcium channel blocker launched in the U.S. in mid-1992, attained steady prescription growth throughout 1993. Other cardiovascular products Frumil (R) (-19%), a leading diuretic facing generic competition in the U.K., and Biosinax (R) (-66%), a ganglioside sold in Italy, experienced sales declines as anticipated.

  Sales of infectious disease/oncology products were higher in 1993 on stronger first and fourth quarter demand for upper respiratory disease products in France.

  Sales of plasma derivatives by the Company's Armour Pharmaceutical Company ("Armour") were led by Albuminar (R) human serum albumin in Japan and Monoclate-P (R) (pasteurized antihemophiliac Factor VIII:C) in Other Europe markets. In the U.S., Monoclate-P (R) encountered competition from a recombinant form that entered the market in 1993; the Company launched its own recombinant version in the U.S. in late 1993 with a worldwide launch anticipated in 1994. Mononine (TM), launched in the U.S. in late 1992 for treatment of hemophilia B, also contributed to 1993 plasma derivatives sales growth.

  Hypersensitivity products were led by sales of the inhaled steroids
Azmacort (R) and Nasacort (R) in North America. During the year, the Company entered into an agreement with U.K.-based Fisons to co-promote Azmacort (R) and Fisons' Tilade (R) in the U.S., further bolstering the Company's respiratory product position. Sales of Slo-bid (TM)/Slo-Phyllin (R), a theophylline bronchodilator sold primarily in the U.S., declined due to a shift in use to inhaled steroids, although brand market share was maintained.

  Sales of central nervous system/analgesia products were headed by the analgesic Doliprane (R), driven by a higher incidence of influenza in France, and Imovane (R)/Amoban (R), a non-benzodiazepine sleeping agent, which performed well in France and Japan.

  Sales of gastroenterology products benefitted from higher Maalox (R) antacid sales in the U.S., Canada and Japan which exceeded declines in Other Europe. Expansion of the U.S. antacid market contributed to higher factory sales in the U.S. although the brand's share of the highly competitive antacid market trailed 1992. In 1993, the Company launched Anti-Gas and Anti-Diarrheal line extensions of Maalox (R). Sales of Zoltum (R), a peptic ulcer medication co-marketed in France, more than doubled in 1993.

  A decline in sales of bone metabolism/rheumatology products included lower sales of calcitonin products for bone disorders and DDAVP (R) for nocturnal enuresis. Calcitonin products encountered competition and unfavorable legislation in Italy, their largest market and further sales declines are anticipated in 1994 under expected lower levels of government reimbursements. Calcitonins faced generic competition in the United States, where the Company's Arcola Labs unit also launched a generic version in the second half of 1993. Elsewhere, RPR recorded higher calcitonin sales in Spain and Japan in 1993. Sales of Orudis (R)/Profenid (R)/Oruvail (R), a ketoprofen anti-inflammatory, were marginally higher, led by sales in Japan.

  Sales in other therapeutic categories included sales of prescription skin care products marketed to dermatologists by Dermik Laboratories ("Dermik"), which increased 15%.

  Gross profit, as a percentage of sales, improved one percentage point in 1993 to 67% due to cost control and product mix-related improvements. Management will continue to emphasize productivity enhancements to achieve further gross profit margin improvements in the coming years.

  Selling, delivery and administrative expenses were 36.5% of sales compared to 36.7% sales in 1992. Higher expenses in support of selling and promotion of U.S. prescription pharmaceuticals and in Japan were more than offset by expense reductions in Europe, particularly Germany and Italy. Significant financial resources in support of selling and promotional activities will continue to be necessary for the Company to maintain its competitive position in all major markets.

  Research and development expenses increased 8% to $561 million, or 14% of sales, in 1993. The Company's research and development efforts continue to focus on innovative global products and technologies, particularly those with potential to prolong significantly and/or improve the quality of life worldwide. The Company's most important projects are Taxotere (R), for certain solid malignant tumors; Zagam (TM), a broad spectrum quinolone antibiotic; and an AIDS immunotherapeutic vaccine being developed in partnership with The Immune Response Corporation ("IRC"). Certain issues regarding the joint and individual responsibilities of RPR and IRC are currently in arbitration; such proceedings are not expected to impact the progress of the project. In addition, the Company's 1993 alliance with AIS represents an important entry into gene and cell therapy technology which, beyond the promise of AIS's immediate product line, is likely to affect how pharmaceutical research is conducted by the industry in the future. The Company's research and development efforts will also concentrate on bringing existing products to new markets, developing more effective dosage forms and drug delivery systems, and maximizing the benefits of new business alliances. At comparable exchange rates, research and development expenses are expected to approach $600 million in 1994.

  Restructuring and other charges of $94 million recorded in 1993 include the costs of restructuring marketing and manufacturing operations in the German and Italian prescription pharmaceutical businesses, the planned divestiture of a portion of a manufacturing facility in Monts, France, and increased provisions for certain litigation. In 1994, the Company expects to aggressively pursue other cost-reduction steps which offer attractive payback opportunities in the present environment. Such steps may give rise to a restructuring charge during the year; however, there are no specific plans at this time and it is not possible to estimate the costs or associated benefits of any such program which might be pursued.

  Excluding restructuring and other charges and litigation proceeds, operating income was approximately 16.5% of sales in 1993 and 1992. In 1993, the effects of expense controls in manufacturing and administration exceeded relatively higher research and development spending and lower selling price increases. In the current business environment, more aggressive product cost and administrative expense reduction policies will be major contributors to maintaining this profitability measure in the near term.

  Net interest expense declined by $44 million to $61 million in 1993 as a result of lower average net debt balances and worldwide interest rates. Approximately 92% of combined short- and long-term debt was at variable rates (principally in Europe) at December 31, 1993 and 1992. The remainder at December 31, 1993 is fixed either by its terms or by interest rate swap contracts expiring primarily in 1994. In 1994, net interest expense is anticipated to continue to decline due to lower average net debt.

  Other expense, net increased to $54 million from $12 million in 1992 due primarily to higher losses associated with equity-method investments, including $29 million of non-cash losses related to AIS including acquired research and development.

  The Company's effective income tax rate for 1993 was 28.7% compared with 27.2% for 1992 as a result of reduced tax benefits from Puerto Rico operations and reduced utilization of net operating losses outside the United States. In August 1993, the U.S. Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law. The Act provides, among other things, a limitation on the Company's use of the Possessions Tax Credit beginning in December 1994, an increase in the U.S. corporate tax rate from 34% to 35% effective January 1, 1993, and a retroactive reinstatement of the Research and Experimentation Credit to July 1, 1992. These provisions gave rise to a retroactive rate adjustment for U.S. deferred taxes but had minimal impact overall on the Company's effective income tax rate in 1993. Although it is not expected to significantly change the Company's 1994 effective tax rate, the Act could increase the Company's effective rate by up to three percentage points in 1995 and thereafter as a result of the reduction in the Possessions Tax Credit benefit. However, the Company will seek to mitigate this effect through routine tax planning measures.

  In 1993, the Company issued $175 million of money market preferred stock in the U.S. with initial dividend rates fixed for two to five years and redeemed $75 million of Market Auction Preferred Shares ("MAPS"). At $12 million, dividends on preferred shares were higher than in 1992 due to the $100 million net increase in outstanding preferred shares, partially offset by the effect on auction rate dividends of lower U.S. short-term interest rates earlier in the year.

 1992 Compared with 1991

  On net sales of $4,096 million, net income available to common shareholders increased 31% to $428 million in 1992 ($3.10 per share). Sales growth, measured on a basis which excludes the effects of divested products, was just over 11%. Of such growth, price increases contributed just over two percentage points, currency fluctuations added three percentage points, and higher volume accounted for just under six percentage points. Sales of the Company's key strategic products increased by 17% in 1992, excluding currency fluctuation effects.

  Sales in 1992 were in the following geographic areas: France--$1,388 million (+5% over 1991, excluding the effects of fluctuating exchange rates and divested products); U.S.--$1,000 million (+17%); Other Europe--$1,218 million (+6%); and Rest of World--$490 million (+9%). IBT margin, excluding effects of restructuring charges and gains on asset sales, improved significantly on higher sales in the U.S. and, to a lesser degree, in France. IBT margin fell in Other Europe, triggered by market conditions in Italy and Eastern Europe, and in the Rest of World area due to higher operating costs in Japan and Mexico.

  Sales of cardiovascular products were led by growth of Clexane (R)/Lovenox (R) in France and other European markets. Dilacor XR (R), launched in the U.S. in June 1992, also advanced sales growth in the category.

  While France contributes most of the infectious disease/oncology sales, 1992 sales growth came principally from other markets in Asia, Africa and Northern Europe. A lower incidence of influenza in 1992 held sales of anti-infectives in France approximately level compared to 1991.

  Sales of bone metabolism/rheumatology products were led by calcitonin products and Orudis (R)/Profenid (R)/Oruvail (R). Higher sales of calcitonin in Japan and in Spain, following introduction of the intranasal spray, more than offset a 27% decline in Italy stemming from competitive pressures and legislative effects. Sales of Orudis (R)/Profenid (R)/Oruvail (R) benefitted from the introduction of new dosage forms to combat generic entries in some markets.

  Sales of central nervous system/analgesia products advanced on the performance of Doliprane (R) and Imovane (R)/Amoban (R). Sales growth of Imovane (R)/Amoban (R) was broad-based throughout France, Other Europe, Canada and Japan.

  Sales of hypersensitivity products were led by growth in the U.S. of Azmacort (R) and Nasacort (R). Following its second half 1991 launch, Nasacort (R) sales increased by threefold in 1992.

  Led by Monoclate-P (R) in Europe and Albuminar (R) in Japan and China, plasma derivative sales nearly doubled in markets outside the United States.
Mononine (TM) was launched in the U.S. following FDA approval in August 1992.

  Sales of gastroenterology products, principally the Maalox (R) brand of antacid, declined during the year. Maalox (R) U.S. sales and market share trailed 1991 levels but were supported by launch of Maalox (R) HRF tablets and Maalox (R) caplets and new promotional initiatives in the second half of 1992. Elsewhere, Maalox (R) posted sales gains in Europe, Canada and in Japan, where Maalox (R) Plus entered the over-the-counter market. In France, Zoltum (R) contributed to 1992 sales growth following its late-1991 launch in a co-marketing arrangement.

  Sales performance of products in all other therapeutic categories was led by Dermik skin care products (+19%).

  Gross profit margin increased one percentage point from 65% of sales in 1991 to 66% in 1992, as selling price increases and productivity improvements exceeded the effects of unfavorable sales mix. Selling, delivery and administrative expenses were 36.7% of sales in 1992 compared to 36.8% in 1991. A lower ratio in the U.S. prescription pharmaceuticals business was offset by the effects of sales force expansions and higher marketing expenses in France, Germany and in Armour's U.S. operations. Administrative expenses in 1992 were limited to growth of 1% excluding currency effects. The Company's investment in research and development increased 17% from $445 million (11.6% of sales) in 1991 to $521 million (12.7% of sales) in 1992.

  In 1991, the Company recorded $74 million of restructuring charges for facility divestitures in Germany and the U.K., relocation of U.S. corporate offices and research facilities, and other costs.

  Lower average net debt and a greater concentration of lower cost dollar-denominated debt reduced net interest expense by $44 million in 1992.

  In 1992, the Company recorded gains of $23 million ($.12 per share) related principally to sales of product rights in the U.S. and France. In 1991, the Company sold its dietary products business in France and a product line in the U.S. and recorded a before-tax gain of $96 million.

  Other expense, net of $11 million in 1992 included foreign exchange gains of $8 million, most of which were realized on foreign currency forward contracts entered into and expiring during the fourth quarter.

  The Company's effective income tax rate for 1992 was 27.2% under SFAS 109, compared to 32.3% in 1991 under Statement of Financial Accounting Standards No.
96. The lower 1992 rate was the result of recognition of deferred tax benefits on certain non-U.S. net operating losses, an increase in the benefit from Puerto Rico operations and other adjustments.

  Dividends on Market Auction Preferred Shares, issued in December 1991, were $10 million in 1992.

 Inflation

  Although its effect has stabilized at historically low levels in most developed countries in recent years, price inflation continues to increase the Company's cost of goods and services. As a result, limited ability to raise selling prices in the current environment exposes companies in the industry to risk of profit erosion.

The Company attempts to mitigate such adverse inflationary effects through quality initiatives to improve productivity and control costs.

FINANCIAL CONDITION

 Cash Flows

  Net cash provided by operating activities was $721 million in 1993, $357 million in 1992, and $468 million in 1991. In 1993, operating cash flows include $105 million proceeds from the settlement of litigation. Operating cash flows were substantially higher in 1993 than in 1992 because of lower outlays for income taxes (lower by $114 million), working capital needs and restructuring activities. In addition, 1993 earnings included non-cash charges for rent and AIS research costs totaling $52 million. In 1992, operating cash flows were lower than in 1991 as higher cash requirements for taxes and working capital exceeded lower restructuring outlays. 1992 tax payments included settlement of an examination of the Company's 1986 consolidated U.S. tax return and substantial payments of 1991 taxes which had been deferred in several European subsidiaries following legal entity restructurings after the 1990 formation of RPR. Because certain 1993 operating cash flows will not recur, cash flows from operating activities are expected to be lower in 1994.

  Investing activities used cash of $346 million in 1993 and $88 million in 1991 and provided cash of $51 million in 1992. In 1993, the Company acquired a 37% interest in AIS for $117 million, while 1992 and 1991 investing cash flows benefitted from significantly higher proceeds from the sale of assets. Cash outlays for capital expenditures were $250 million in 1993, down from $284 million in years 1992 and 1991.

  Financing activities used cash of $375 million in 1993, $500 million in 1992 and $409 million in 1991. Net proceeds from issuances of preferred shares were $97 million in 1993 and $296 million in 1991, while net repayments of third party and RP borrowings were $265 million in 1993, $403 million in 1992, and $647 million in 1991. In 1993, the Company repurchased approximately two million of its common shares ($76 million) for a newly-established Employee Benefits Trust to fund employee benefits in the United States. Cash dividends paid to common shareholders were $138 million in 1993 ($1.00 per share), $94 million in 1992 ($.68 per share) and $61 million in 1991 ($.445 per share). In January 1994, the Board of Directors declared a first quarter cash dividend of $.28 per share, a 12% increase above the average 1993 quarterly dividend.

 Liquidity

  As a result of debt repayments, the Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio improved to .26 to 1 at December 31, 1993 from .38 to 1 at December 31, 1992.

  At December 31, 1993, the ratio of current assets to current liabilities was
1.37 to 1 compared to 1.63 to 1 a year ago. The change is principally due to a reduction of certain third party bank borrowings classified as long-term at December 31, 1992 and a higher level of temporary borrowings from RP classified as short-term at December 31, 1993 even though RPR has a continuing ability to refinance these borrowings on a long-term basis under committed bank lines.

  At December 31, 1993, the Company has committed lines of credit totaling $1.4 billion with no borrowings outstanding under these lines. Of this amount, $700 million relates to a long-term revolving credit facility unconditionally guaranteed by RP; the amount available under this facility reduces by $200 million per year until expiration of the facility in 1997. In a separate agreement with RP related to the issuance of MAPS, the Company must maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company has an additional $250 million available under revolving credit agreements due in 1996. During 1993, the Company entered into several new multicurrency line of credit agreements with various banks totaling $495 million and maturing in one to five years. At December 31, 1993, the Company has the ability and intent to renew, or to refinance under these facilities, approximately $255 million of short-term third party borrowings for at least one year. Accordingly, this amount has been classified as long-term debt.

  Pursuant to a $500 million shelf registration filed in 1993, the Company issued $175 million of money market preferred stock and has the ability to issue an additional $325 million in debt or equity securities.

  In 1993, Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") lowered the Company's preferred stock credit ratings, attributing the change to the privatization of RP. As a result, the Company's preferred stock issues are now rated BBB by S&P and Baa1 by Moody's. The Company's senior unsecured debt ratings have been affirmed as BBB+ by S&P and A3 by Moody's.

  Other noncurrent assets increased at December 31, 1993 compared to 1992 due to early adoption of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39") with regard to probable insurance recoveries related to certain litigation liabilities, the equity investment in AIS and higher deferred tax assets. An increase in other noncurrent liabilities at December 31, 1993 included the impact of FIN 39 and pension accruals.

  Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative new therapies.

 Insurance and Litigation

  The Company maintains significant levels of excess catastrophic general and products liability insurance obtained from independent third-party insurers. In light of the risks attendant to the Company's business activities, the limits and coverage terms of such insurance are believed reasonable in amount and scope and comparable to the insurance carried by others in the industry.

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 239 lawsuits pending in the United States, Canada and Ireland against RPR and its Armour subsidiary, in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in three proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer);
(3) antitrust actions alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) an alleged infringement by the Company of a process patent for the manufacture of bulk diltiazem, an ingredient in the Company's product Dilacor XR (R); these proceedings have been indefinitely suspended; and (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at two sites on the U.S. National Priority List created by Superfund legislation. In addition, the Company agreed to settle shareholder litigation for an amount which is fully accrued at December 31, 1993.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting

Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position or results of operations.

 Recently Issued Accounting Standards

  In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 112, "Employers' Accounting for Postemployment Benefits". RPR does not expect this new standard, which will be adopted in 1994, or various other recently issued accounting standards to materially affect financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
Net sales.................................. $  4,019.4  $  4,095.9  $  3,824.3
Cost of products sold......................    1,326.3     1,394.6     1,340.1
Selling, delivery and administrative ex-
 penses....................................    1,467.8     1,505.0     1,407.6
Research and development expenses..........      561.2       521.3       444.5
Restructuring and other charges............       93.8         --         73.6
Proceeds from litigation settlement........      105.0         --          --
                                            ----------  ----------  ----------
 Operating income..........................      675.3       675.0       558.5
Interest expense...........................       71.2       125.3       164.9
Interest income............................      (10.4)      (20.4)      (15.7)
Gain on sale of non-strategic assets.......      (30.2)      (23.1)      (95.7)
Other expense, net.........................       54.2        11.5        23.0
                                            ----------  ----------  ----------
 Income before income taxes................      590.5       581.7       482.0
Provision for income taxes.................      169.4       158.4       155.5
                                            ----------  ----------  ----------
 Net income before accounting change.......      421.1       423.3       326.5
Cumulative effect of accounting change.....        --         15.0         --
                                            ----------  ----------  ----------
 Net income................................      421.1       438.3       326.5
Dividends on preferred stock...............       12.4        10.1          .4
                                            ----------  ----------  ----------
 Net income available to common sharehold-
  ers...................................... $    408.7  $    428.2  $    326.1
                                            ==========  ==========  ==========
Primary earnings per common share:
 Net income before cumulative effect of ac-
  counting change.......................... $     2.96  $     2.99  $     2.37
 Cumulative effect of accounting change....        --          .11         --
                                            ----------  ----------  ----------
 Net income available to common sharehold-
  ers...................................... $     2.96  $     3.10  $     2.37
                                            ==========  ==========  ==========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
ASSETS
Current:
Cash and cash equivalents..................................  $   35.4  $   39.5
Short-term investments, at cost............................       --        6.6
Trade accounts receivable less reserves of $68.3(1992:
 $66.6)....................................................     746.6     736.4
Inventories................................................     504.1     531.3
Other current assets.......................................     382.7     424.5
                                                             --------  --------
    Total current assets...................................   1,668.8   1,738.3
Time deposits, at cost.....................................      64.3      43.8
Property, plant and equipment, net.........................   1,032.0     974.5
Goodwill, net..............................................     676.5     739.2
Intangibles, net...........................................     206.1     205.7
Other assets...............................................     402.5     156.8
                                                             --------  --------
    Total assets...........................................  $4,050.2  $3,858.3
                                                             ========  ========
LIABILITIES
Current:
Short-term debt............................................  $  108.6  $  153.8
Notes payable to Rhone-Poulenc S.A. & affiliates...........     201.3     100.0
Accounts payable...........................................     365.6     358.1
Income taxes payable.......................................      55.8      24.1
Accrued employee compensation..............................     121.0     112.7
Other current liabilities..................................     369.9     322.5
                                                             --------  --------
    Total current liabilities..............................   1,222.2   1,071.2
Long-term debt.............................................     432.2     779.7
Deferred income taxes......................................      29.5      29.8
Other liabilities..........................................     545.1     409.3
                                                             --------  --------
    Total liabilities......................................   2,229.0   2,290.0
                                                             --------  --------
Contingencies..............................................
SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par value
 (liquidation preference $1,000 per share); authorized,
 issued and outstanding 225,000 shares (1992: 300,000
 shares)...................................................     225.0     300.0
Money market preferred stock, without par value
 (liquidation preference $100,000 per share); issued and
 outstanding 1,750 shares..................................     175.0       --
Common stock, without par value; stated value $1 per share;
 authorized 200,000,000 shares; issued and outstanding
 136,996,345 shares (1992: 138,298,771 shares).............     139.0     138.3
Capital in excess of stated value..........................     290.0     269.0
Retained earnings..........................................   1,207.3     936.9
Employee Benefits Trust....................................     (75.8)      --
Cumulative translation adjustments.........................    (139.3)    (75.9)
                                                             --------  --------
    Total shareholders' equity.............................   1,821.2   1,568.3
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $4,050.2  $3,858.3
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1993        1992        1991
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................  $    421.1  $    438.3  $    326.5
Adjustments to reconcile net income to net
 cash provided by
 operating activities:
  Depreciation and amortization...........       167.9       197.7       189.6
  Provision for deferred income taxes.....       (40.9)      (20.9)       44.9
  Cumulative effect of accounting change..         --        (15.0)        --
  Gain on sale of non-strategic assets....       (30.2)      (23.1)      (95.7)
  Increase in trade accounts receivable,
   net....................................       (33.0)      (66.8)      (44.6)
  (Increase) decrease in inventories......         2.5       (22.8)       67.2
  Increase in accounts payable............        39.4        47.5        29.2
  Increase (decrease) in income taxes pay-
   able...................................        77.3       (67.7)       37.2
  Restructuring charges...................        44.6       (64.2)      (51.2)
  Other items, net........................        72.1       (45.7)      (35.5)
                                            ----------  ----------  ----------
    Net cash provided by operating activi-
     ties.................................       720.8       357.3       467.6
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................      (250.4)     (284.3)     (283.7)
Equity investment in Applied Immune Sci-
 ences, Inc...............................      (117.3)        --          --
Investment in time deposits, net..........       (13.8)        5.9         5.8
Proceeds from sale of assets..............        35.9       329.1       189.8
                                            ----------  ----------  ----------
    Net cash provided by (used in) invest-
     ing activities.......................      (345.6)       50.7       (88.1)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of money market preferred stock..       171.9         --          --
Redemption of Market Auction Preferred
 Shares...................................       (75.0)        --          --
Issuance of Market Auction Preferred
 Shares...................................         --          --        295.9
Proceeds from issuance of long-term debt..       108.2       292.6       634.4
Repayment of long-term debt...............      (133.0)     (993.8)     (944.2)
Short-term borrowings, net................      (240.0)      298.3      (337.2)
Issuances of common stock.................        17.8         6.1         3.7
Shares repurchased for Employee Benefits
 Trust....................................       (75.8)        --          --
Dividends paid............................      (149.2)     (103.4)      (61.3)
                                            ----------  ----------  ----------
    Net cash used in financing activities.      (375.1)     (500.2)     (408.7)
                                            ----------  ----------  ----------
Effect of exchange rate changes on cash...        (4.2)       (4.1)       (1.4)
                                            ----------  ----------  ----------
Net decrease in cash and cash equivalents.        (4.1)      (96.3)      (30.6)
Cash and cash equivalents at beginning of
 year.....................................        39.5       135.8       166.4
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year..  $     35.4  $     39.5  $    135.8
                                            ==========  ==========  ==========
NONCASH INVESTING AND FINANCING ACTIVI-
 TIES:
  Issuance of common stock under employee
   benefit plans..........................  $      4.0  $      5.7  $      9.2
CASH PAID DURING YEAR FOR:
  Interest, net of amounts capitalized....  $     82.4  $    128.2  $    202.7
  Income taxes............................       133.0       247.0        73.4

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Rhone-Poulenc Rorer Inc. and subsidiaries which are more than 50 percent owned. All subsidiaries are consolidated on the basis of twelve-month periods ending December 31. Certain prior year items have been reclassified to conform to current classifications.

  Investments in corporate joint ventures and other companies in which the Company has a 20 to 50 percent ownership are accounted for by the equity method. Cost investments, less than 20 percent owned, are carried at their original cost which approximated $34.7 million at December 31, 1993 (1992:
$47.7 million). The carrying amount of cost investments for which it was practicable to estimate fair values was $21.2 million at December 31, 1993 (1992: $34.3 million), and the fair value of such investments, as determined by quoted market prices and pricing models, was $18.8 million (1992: $57.7 million). Equity and cost investments are included in other assets in the financial statements.

 Cash and Cash Equivalents and Time Deposits

  The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. Investments with a maturity period of greater than three months but less than one year are classified as short-term investments. Certain mortgage-backed certificates, repurchase obligations and certificates of deposit with maturities of more than one year are classified as long-term time deposits. Due to the short maturity period of short-term investments and the variable rate nature of long-term time deposits, the carrying amount of these instruments approximates their fair values.

 Inventories

  Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) or average cost methods.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. For financial accounting purposes, depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. For income tax purposes, certain assets are depreciated using accelerated methods. Effective January 1, 1993, the Company extended the depreciation lives for certain production machinery and equipment. The change in estimate increased 1993 earnings by $11.1 million after taxes ($.08 per share).

 Goodwill and Intangible Assets

  Goodwill represents the excess of cost over the fair market value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period not to exceed forty years, and is reported net of accumulated amortization of $172.1 million in 1993 and $158.3 million in 1992. Intangibles, which principally represent the cost of acquiring patents and product lines, are amortized over their estimated useful lives and are reported net of accumulated amortization of $96.5 million in 1993 and $91.7 million in 1992.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Income Taxes

  The Company and substantially all of its United States subsidiaries file a consolidated federal income tax return. No provision has been made for United States income taxes or withholding taxes on the unremitted earnings of non-U.S. subsidiaries which are intended to be indefinitely reinvested. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," and recorded a cumulative effect adjustment increasing 1992 net income by $15.0 million ($.11 per share).

 Foreign Currency Translation

  Financial information relating to the Company's subsidiaries located outside the United States is translated using the current rate method. Local currencies are considered the functional currencies except in countries with highly inflationary economies.

 Financial Instruments

  The Company enters into foreign exchange contracts to hedge exposures related to firm foreign currency commitments. Gains or losses from the contracts are recognized in the basis of the transaction being hedged. Gains and losses arising from foreign exchange contracts which are designated and effective as economic hedges of the Company's net foreign investments are recorded as translation adjustments. Cash flows from hedging contracts are classified in the same category as the cash flows from the items being hedged.

  At December 31, 1993, the Company was party to forward exchange and currency swap contracts to purchase $105.8 million equivalent in foreign currencies and to sell $373.7 million in foreign currencies during the first quarter of 1994. Such contracts totaled $111.9 million and $339.6 million, respectively, at December 31, 1992. The carrying values of the contracts approximated their fair values.

  The Company utilizes various instruments to hedge interest rate risk. The net receivable or payable under these arrangements is recognized as an adjustment to interest expense over the life of the contracts. At December 31, 1993, the Company was party to $332.5 million notional amount of swap contracts which fix interest rates over various periods, and $198.9 million notional amount of swap contracts which give rise to variable interest rate exposure over various periods. Such contracts totaled $340.8 million and $117.2 million, respectively, at December 31, 1992. The fair value of all such outstanding interest rate swap contracts, as determined through bank pricing models, was approximately equal to their December 31 carrying value.

 Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash investments and time deposits, and foreign currency and interest rate swap contracts. Credit risk with respect to trade receivables is limited due to a large customer base in a wide geographic area. The Company places its cash investments and time deposits with credit worthy, high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The Company does not anticipate nonperformance by the counterparties to its financial instruments.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. RESTRUCTURING AND OTHER CHARGES, PROCEEDS FROM LITIGATION SETTLEMENT, AND GAIN ON SALE OF NON-STRATEGIC ASSETS

  In 1993, the Company recorded charges of $93.8 million for the costs of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. The programs, principally in Europe, include restructuring of marketing and manufacturing operations in the Company's German and Italian prescription pharmaceutical businesses following governmental actions aimed at limiting prices and prescription volume. The programs also include a plan to divest a portion of a manufacturing facility in Monts, France by the end of 1995. In 1991, restructuring charges of $73.6 million were provided for facility divestitures in Germany and the U.K., relocation of U.S. corporate offices and research facilities, professional fees and other costs. At December 31, 1993 and 1992, amounts included in other current liabilities for restructuring were $37.9 million and $26.0 million, respectively.

  In 1993, the Company received $105.0 million cash proceeds from the settlement of a longstanding patent lawsuit with Baxter International concerning Factor VIII:C concentrates for the treatment of hemophilia.

  Gains from asset sales totaled $30.2 million in 1993 and included sales of product rights and certain investments. In 1992, the Company recorded gains of $23.1 million related principally to the sales of product rights in the U.S. and France.

  In 1991, the Company recorded $95.7 million of gains from the sales of non-strategic assets (principally a dietary products business in France and certain product rights in the U.S.).

NOTE 3. EQUITY INVESTMENT IN APPLIED IMMUNE SCIENCES, INC.

  In 1993, the Company acquired for $117.3 million, including expenses, a 37% interest in Applied Immune Sciences, Inc. ("AIS") and a right to purchase majority ownership of approximately 60%. The companies also agreed to establish joint ventures related to cell therapy products and services. The Company recorded as other expense $29.1 million ($.14 per share) in 1993 for noncash equity losses associated with AIS, including acquired research and development of approximately 60% of the excess of the purchase price over the Company's share of the fair market value of the tangible net assets of AIS. The Company may be required by the terms of the acquisition agreement to purchase up to four million additional shares of AIS common stock at a cost of up to $100.0 million between 1995 and 1997 if AIS achieves certain development milestones and/or certain sales and earnings targets.

NOTE 4. OTHER EXPENSE, NET

                                                       1993     1992     1991
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
   Equity losses of affiliates.......................   $50.0    $15.8    $19.3
   Minority interest.................................     3.8      2.0      3.9
   Foreign exchange (gains) losses...................    (2.5)    (8.1)     3.6
   Other (income) expense, net.......................     2.9      1.8     (3.8)
                                                      -------  -------  -------
                                                        $54.2    $11.5    $23.0
                                                      =======  =======  =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5. EARNINGS PER SHARE

  Earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The weighted average number of shares used to compute primary earnings per common share were 138,168,739; 138,073,872 and 137,708,866 for the years 1993, 1992 and 1991, respectively. Common share equivalents in the form of stock options were excluded from the calculation as their dilutive effect was not material.

NOTE 6. INVENTORIES

                                                              1993       1992
                                                           ---------- ----------
                                                           (DOLLARS IN MILLIONS)
   Finished goods.........................................     $235.3     $247.2
   Work in process........................................      111.5      128.8
   Raw materials and supplies.............................      157.3      155.3
                                                           ---------- ----------
                                                               $504.1     $531.3
                                                           ========== ==========

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

                                                             1993       1992
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Land.................................................. $     58.0 $     57.3
   Buildings.............................................      568.7      521.6
   Machinery and equipment...............................    1,197.2    1,132.9
   Construction in progress..............................      134.7      144.1
                                                          ---------- ----------
                                                             1,958.6    1,855.9
   Less accumulated depreciation.........................      926.6      881.4
                                                          ---------- ----------
   Property, plant and equipment, net....................   $1,032.0 $    974.5
                                                          ========== ==========

  The Company incurred $75.5 million and $139.9 million in interest cost in 1993 and 1992, respectively, of which $4.3 million and $14.6 million, respectively, was capitalized as part of the cost of additions to property, plant and equipment.

NOTE 8. DEBT

  Short-term debt consisted of the following:

                                                              1993       1992
                                                           ---------- ----------
                                                           (DOLLARS IN MILLIONS)
   Notes payable to banks................................. $     86.6     $128.5
   Current portion of long-term debt......................       22.0       25.3
                                                           ---------- ----------
                                                               $108.6     $153.8
                                                           ========== ==========
   Notes payable to Rhone-Poulenc S.A. and affiliates.....     $201.3     $100.0
                                                           ========== ==========

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Long-term debt, net of current portion, consisted of the following:

                                                              1993       1992
                                                           ---------- ----------
                                                           (DOLLARS IN MILLIONS)
   Notes payable at variable rates (expected to be refi-
    nanced long-term)....................................  $    255.2 $    570.7
   Revolving credit agreements due 1996 at variable rates
    averaging 8.7%.......................................         --         4.3
   9.15% Series A Senior Notes due 2004, with interest
    payable quarterly (guaranteed by Rhone-Poulenc S.A.).        60.1       63.2
   8.95% Series B Senior Notes due 1997, with interest
    payable quarterly (guaranteed by Rhone-Poulenc S.A.).        12.9       17.2
   Notes, mortgages and capitalized lease obligations at
    various rates averaging 9.0% (1992: 9.5%)............        74.4       90.3
                                                           ---------- ----------
                                                               $402.6     $745.7
   Notes payable to Rhone-Poulenc S.A. and affiliates
    principally due in 1997 at rates averaging 6.0%
    (1992: 8.2%).........................................  $     29.6 $     34.0
                                                           ---------- ----------
                                                               $432.2     $779.7
                                                           ========== ==========

  The Company has classified $255.2 million of various short-term borrowings from banks as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis. The $255.2 million of notes payable classified as long-term consists of borrowings in various currencies and interest rates as follows: $96.3 million in U.S. dollars at 3.4%, $54.2 million in British pounds at 6.5%, $45.7 million in French francs at 6.6%, $42.8 million in Japanese yen at 3.6% and $16.2 million in German marks at 7.0%.

  At December 31, 1993, after the effect of interest rate swap contracts, approximately 92% of the Company's outstanding debt was at variable rates of interest. The aggregate maturities of all long-term debt, including related party debt, were: $22.0 million in 1994, $21.7 million in 1995, $36.5 million in 1996, $78.4 million in 1997, $194.9 million in 1998 and $100.7 million thereafter.

  At December 31, 1993, the Company had committed lines of credit totaling $1.4 billion with no borrowings outstanding under these lines. Of this amount, $700.0 million related to the Revolving Credit Facility Agreement dated April 30, 1990 ("the Facility"). The Facility is unconditionally guaranteed by Rhone-Poulenc S.A. ("RP") and expires in $100.0 million installments semi-annually through April 30, 1997. In connection with the 1991 issuance of Market Auction Preferred Shares, the Company agreed to maintain as unused a portion of the Facility of not less than the smaller of $325.0 million or total indebtedness (excluding amounts owed to or guaranteed by RP). Terms of the Facility contain certain covenants regarding the financial condition of RP, the most restrictive of which is the maintenance of minimum stockholders' equity and ratio of total indebtedness to net worth. The Company has an additional $250.0 million available under revolving credit agreements due in 1996. During 1993, the Company entered into several multicurrency credit line agreements with various banks totaling $495.0 million. These lines mature in one to five years. Borrowings under the above facilities can be made in various currencies, principally U.S. dollars, French francs, German marks and British pounds; interest rates vary with the respective currency's interbank offering rate. Amounts available under unused uncommitted lines of credit approximated $562.0 million at December 31, 1993.

  Pursuant to a $500.0 million shelf registration filed in 1993, the Company issued $175.0 million of money market preferred stock during the year and has the ability to issue an additional $325.0 million in debt or equity securities.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. LEASE COMMITMENTS

  Rent expense was $49.4 million, $28.2 million and $27.0 million in 1993, 1992 and 1991, respectively. Future minimum lease commitments under all leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1993 are as follows:

                                                        CAPITAL      OPERATING
                                                        LEASES        LEASES
                                                       ----------   -----------
                                                       (DOLLARS IN MILLIONS)
   1994............................................... $      6.4    $     53.5
   1995...............................................        4.6          48.3
   1996...............................................        4.0          40.5
   1997...............................................        3.4          45.8
   1998...............................................        3.3          33.3
   Thereafter.........................................       24.7         585.6
                                                       ----------    ----------
   Minimum lease payments.............................       46.4    $    807.0
                                                                     ==========
   Less imputed interest..............................      (17.6)
                                                       ----------
   Present value of minimum lease payments
    (current--$3.8, noncurrent--$25.0)................ $     28.8
                                                       ==========

  In December 1992, the Company sold its U.S. corporate offices and research facility to a third party for $258.0 million and leased it back for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back for thirty years with the facility. The Company pays taxes, insurance and maintenance costs associated with the facility. Average annual accounting rent is $22.5 million; under terms of the agreement, the first cash rental payment is in July 1994.

NOTE 10. INCOME TAXES

  Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes," which modifies the liability method prescribed by SFAS 96, particularly with respect to recognition of deferred tax benefits in certain circumstances. Upon adoption, the Company recorded a cumulative effect adjustment increasing 1992 net income by $15.0 million ($.11 per share). The components of income before income taxes are:

                                                          1993    1992    1991
                                                         ------- ------- -------
                                                          (DOLLARS IN MILLIONS)
   United States........................................  $289.1  $258.9  $161.3
   Non-U.S..............................................   301.4   322.8   320.7
                                                         ------- ------- -------
                                                          $590.5  $581.7  $482.0
                                                         ======= ======= =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The provisions for income taxes are:

                                                        1993     1992     1991
                                                       -------  -------  -------
                                                        (DOLLARS IN MILLIONS)
   Current:
     United States.................................... $ 100.2  $  62.9  $  37.8
     Non-U.S..........................................   110.0    116.4     72.8
                                                       -------  -------  -------
                                                         210.2    179.3    110.6
                                                       -------  -------  -------
   Deferred:
     United States....................................   (31.0)     2.2      1.9
     Non-U.S..........................................    (9.8)   (23.1)    43.0
                                                       -------  -------  -------
                                                         (40.8)   (20.9)    44.9
                                                       -------  -------  -------
                                                        $169.4   $158.4   $155.5
                                                       =======  =======  =======

  Deferred income taxes are provided for temporary differences between book and tax bases of the Company's assets and liabilities. Temporary differences giving rise to a significant portion of the deferred tax assets and liabilities at December 31 are:

                                                            1993        1992
                                                         ----------  ----------
                                                         (DOLLARS IN MILLIONS)
   Assets (liabilities):
     Pension............................................ $     51.8  $     48.5
     Depreciation and amortization......................      (65.0)      (36.7)
     Intercompany profit in ending inventory............       30.5        33.8
     Distributable non-U.S. earnings....................      (14.7)      (14.7)
     Net operating loss carryforwards...................       13.2        14.0
     Equity investment write-down.......................       10.7         --
     Other, including nondeductible accruals............       68.5        11.8
                                                         ----------  ----------
                                                               95.0        56.7
     Less valuation allowance...........................       (8.9)      (16.2)
                                                         ----------  ----------
     Deferred income taxes, net......................... $     86.1  $     40.5
                                                         ==========  ==========

  The portion of the above net deferred tax asset classified as current was $60.3 million. At December 31, 1993, total deferred tax assets were $269.2 million and total deferred tax liabilities were $174.2 million before netting. As of January 1, 1993, similar temporary differences gave rise to total deferred tax assets of $185.6 million and total deferred tax liabilities of $128.9 million.

  The differences between the U.S. statutory income tax rate and the Company's effective income tax rate are:

                                        1993           1992           1991
                                    -------------  -------------  -------------
                                     (PERCENT OF INCOME BEFORE INCOME TAXES)
   U.S. statutory income tax rate.           35.0%          34.0%          34.0%
   Non-U.S. tax rate differential.           (1.7)           1.5            1.4
   Puerto Rico operations.........           (3.6)          (4.9)          (2.0)
   Research and development tax
    credits.......................           (1.8)           --            (1.2)
   Non-U.S. net operating losses..            --            (1.6)           --
   Other, net.....................            0.8           (1.8)           0.1
                                    -------------  -------------  -------------
   Effective income tax rate......           28.7%          27.2%          32.3%
                                    =============  =============  =============

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The Company has subsidiaries in Puerto Rico and Ireland, where earnings are either exempt or substantially exempt from income taxes under local government incentive programs, the latest of which expires in the year 2010.

  The Company has non-U.S. net operating loss carryforwards of $37.4 million for tax return purposes which expire principally through the years 1994-1998.

  The U.S. tax returns for the years 1987-1989 are currently being examined by the IRS; the Company's French tax returns have been examined through the year 1990. Neither the IRS nor the French tax authorities have proposed any adjustments of a material nature.

  Unremitted earnings of non-U.S. subsidiaries which are intended to be indefinitely reinvested were $851.0 million at December 31, 1993. Withholding taxes payable if the entire amount of these earnings were remitted would be $54.2 million. U.S. income taxes payable if these earnings were remitted would be substantially offset by available foreign tax credits.

NOTE 11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

 Pensions

  The Company has several defined benefit pension plans which cover a majority of its employees throughout the world. In the United States, the Company's funding policy is to contribute funds to a trust as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. Obligations under non-U.S. plans are systematically provided by depositing funds with trustees, under insurance policies or through book reserves.

  The funded status of the Company's plans at December 31 was as follows:

                                        1993                        1992
                             --------------------------- ---------------------------
                              PLANS WHOSE   PLANS WHOSE   PLANS WHOSE   PLANS WHOSE
                             ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                              ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                               BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                             ------------- ------------- ------------- -------------
                                              (DOLLARS IN MILLIONS)
   Vested benefit obliga-
    tions..................     $(128.7)      $(317.9)      $(188.4)      $(188.7)
   Nonvested benefits......        (4.1)        (54.4)         (6.2)        (52.6)
                                -------       -------       -------       -------
   Accumulated benefit ob-
    ligation...............      (132.8)       (372.3)       (194.6)       (241.3)
                                -------       -------       -------       -------
   Projected future salary
    increases..............        (9.0)        (62.3)        (42.5)        (31.1)
                                -------       -------       -------       -------
   Projected benefit obli-
    gation.................      (141.8)       (434.6)       (237.1)       (272.4)
   Fair value of plan as-
    sets (invested primar-
    ily in equities and
    bonds).................       158.8         132.2         231.4          30.8
                                -------       -------       -------       -------
   Plan assets in excess of
    (less than) projected
    benefit obligation.....        17.0        (302.4)         (5.7)       (241.6)
   Unrecognized net transi-
    tion (asset) liability.         (.9)          5.9          (7.7)         12.7
   Unrecognized net (gain)
    loss...................        (4.9)         78.3          11.4          28.3
   Unrecognized prior serv-
    ice cost...............         7.5           3.6           8.9           5.4
   Adjustment required to
    recognize minimum
    liability..............         --          (52.7)          --          (36.0)
                                -------       -------       -------       -------
   Prepaid (accrued) pen-
    sion cost..............     $  18.7       $(267.3)      $   6.9       $(231.2)
                                =======       =======       =======       =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The accumulated benefit obligation of U.S. plans included in the above table was $148.8 million in 1993 and $122.5 million in 1992. U.S. plan assets were $128.5 million and $121.7 million at December 31, 1993 and 1992, respectively. Of the net accrued pension cost, $262.6 million and $241.4 million are included in other noncurrent liabilities in 1993 and 1992, respectively.

  The following items are the components of net periodic pension cost for the years ended December 31:

                                                       1993     1992     1991
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
   Service cost...................................... $  16.9  $  17.0  $  16.3
   Interest cost.....................................    42.7     41.2     39.1
   Actual return on plan assets......................   (49.9)   (25.5)   (40.4)
   Amortization and deferral.........................    27.2      2.3     18.7
                                                      -------  -------  -------
   Net periodic pension cost......................... $  36.9  $  35.0  $  33.7
                                                      =======  =======  =======

  Net periodic pension cost for U.S. plans included in the above amounts are $8.5 million, $8.2 million and $7.5 million for 1993, 1992 and 1991, respectively.

  The following weighted average assumptions, which are based on the economic environment of each applicable country, were used to determine the return on plan assets and benefit obligations:

                                                               1993  1992  1991
                                                               ----  ----  ----
   Discount rate..............................................  7.7%  9.0%  8.8%
   Expected return on plan assets............................. 10.4% 10.1% 10.4%
   Rate of future compensation increases......................  4.6%  5.4%  5.4%

  For U.S. plans, the discount rate was 7.5% in 1993 and 8.25% in 1992 and 1991. The expected return on plan assets of 9.5% remained constant from 1991 through 1993. The rate of future compensation increases was 5% in 1993 and 6% in 1992 and 1991.

 Savings Plans

  The Company sponsors defined contribution savings plans covering substantially all U.S. employees. Company contributions to the plans may not exceed the greater of 3% of employee compensation or three thousand dollars per employee. Amounts charged to expense were $6.2 million, $4.8 million and $3.8 million in 1993, 1992 and 1991, respectively.

 Postretirement Benefits Other Than Pensions

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and is amortizing the $6.0 million accumulated postretirement benefit obligation over twenty years. The Company's non-U.S. affiliates generally contribute to government insurance programs during the employees' careers and do not sponsor additional postretirement programs. In the United States, the Company grants retirees access to its medical, prescription and life insurance programs for a premium targeted to equal the cost of such benefits.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Postemployment Benefits

  In November 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112, which will be adopted in the first quarter of 1994, requires recognition of the obligation to provide benefits to former or inactive employees after employment but before retirement. Adoption of the new standard will not materially affect the Company's financial position or results of operations.

NOTE 12. STOCK PLANS

  Stock options and restricted shares have been granted to employees under plans approved by the shareholders in 1982 and 1985, as amended in 1988 ("Stock Plan"). The aggregate number of shares originally available for issuance or transfer to employees under these plans was 7,000,000. Option prices are equal to the fair market value of the shares on the date of grant. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted. Shares issued under a restricted grant may not be sold or otherwise disposed of for a period designated by the Company. Restricted shares are returned to the Company if the grantee's employment terminates during the period of restriction. During the restriction period, the grantee is entitled to vote the shares and receive any dividends paid. The 1985 Stock Plan, as amended, permits the Company to grant stock appreciation rights in tandem with stock options. As of December 31, 1993, no such rights have been granted. The Equity Compensation Plan adopted in 1990 supplements the Stock Plan by providing for an additional 6,000,000 shares that may be issued to participants after all shares authorized pursuant to the terms of the Stock Plan have been utilized. The terms of the Equity Compensation Plan are substantially the same as those of the Stock Plan.

  Effective January 1, 1993, the Company substantially curtailed the granting of restricted shares to employees. In 1992 and 1991, respectively, 90,146 and 217,125 restricted shares were granted to employees under the Stock Plan. Due to employee terminations 12,312; 23,561 and 22,148 restricted shares were returned to the Company in 1993, 1992 and 1991, respectively. In connection with the 1990 transaction with RP, the Company granted to certain executives options to purchase a total of 1,090,008 shares at a price of $30.18 per share and 78,872 shares at a price of $49.25 per share. These options vest but are exercisable according to a schedule based upon the maturity of RP contingent value rights. In 1993, 375,347 options were exercised and 573,417 options were canceled. The remaining options expire in the year 2000.

  Stock option activity shown below reflects the two-for-one stock split effective June 7, 1991:

                                            1993         1992         1991
                                         -----------  -----------  -----------
   Shares under option at beginning of
    year...............................    4,999,932    4,165,969    3,098,220
   Additions (deductions):
     Granted...........................    2,342,582    1,323,120    1,479,268
     Exercised.........................     (662,711)    (336,325)    (264,166)
     Canceled..........................     (864,169)    (152,832)    (147,353)
   Shares under option at year-end.....    5,815,634    4,999,932    4,165,969
   Options exercisable at December 31..    2,455,205    2,165,050      956,923
   Shares reserved for future grants...    4,272,384    5,738,561    6,975,434
   Price range of options exercised....  $7.92-41.63  $4.67-45.63  $0.88-32.28
   Price range for all options out-
    standing...........................  $4.67-63.00  $4.67-63.00  $4.67-58.50
   Price range for all options exercis-
    able...............................  $4.67-63.00  $4.67-58.50  $4.67-32.31

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13. SHAREHOLDERS' EQUITY

                           MARKET     MONEY    COMMON  CAPITAL IN
                           AUCTION   MARKET   STOCK AT EXCESS OF            EMPLOYEE CUMULATIVE
                          PREFERRED PREFERRED  STATED    STATED   RETAINED  BENEFITS TRANSLATION
                           SHARES     STOCK    VALUE     VALUE    EARNINGS   TRUST   ADJUSTMENTS
                          --------- --------- -------- ---------- --------  -------- -----------
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Balance, January 1,
 1991:                     $  --     $  --     $ 68.7    $318.8   $  337.8   $  --     $ (31.8)
 Net income--1991.......      --        --        --        --       326.5      --         --
 Common stock split.....      --        --       68.9     (68.9)       --       --         --
 Cash dividends, $.445
  per common share......      --        --        --        --       (61.3)     --         --
 Issuance of Market
  Auction Preferred
  Shares................    300.0       --        --       (5.1)       --       --         --
 Dividends on Market
  Auction Preferred
  Shares................      --        --        --        --         (.4)     --         --
 Issuance of shares
  under employee benefit
  plans.................      --        --         .3      12.1        --       --         --
 Translation
  adjustments, including
  hedging (net of $.7
  tax effect)...........      --        --        --        --         --       --        33.0
                           ------    ------    ------    ------   --------   ------    -------
Balance, December 31,
 1991:                      300.0       --      137.9     256.9      602.6      --         1.2
 Net income--1992.......      --        --        --        --       438.3      --         --
 Cash dividends, $.68
  per common share......      --        --        --        --       (93.9)     --         --
 Dividends on Market
  Auction Preferred
  Shares................      --        --        --        --       (10.1)     --         --
 Issuance of shares
  under employee benefit
  plans.................      --        --         .4      12.1        --       --         --
 Translation
  adjustments, including
  hedging (net of $1.7
  tax effect)...........      --        --        --        --         --       --       (77.1)
                           ------    ------    ------    ------   --------   ------    -------
Balance, December 31,
 1992:                      300.0       --      138.3     269.0      936.9      --       (75.9)
 Net income--1993.......      --        --        --        --       421.1      --         --
 Cash dividends, $1.00
  per common share......      --        --        --        --      (138.3)     --         --
 Dividends on preferred
  shares................      --        --        --        --       (12.4)     --         --
 Issuance of money
  market preferred
  stock.................      --      175.0       --       (3.1)       --       --         --
 Redemption of Market
  Auction Preferred
  Shares................    (75.0)      --        --        --         --       --         --
 Shares repurchased for
  Employee Benefits
  Trust.................      --        --        --        --         --     (75.8)       --
 Issuance of shares
  under employee benefit
  plans.................      --        --         .7      24.1        --       --         --
Translation adjustments,
 including hedging (net
 of $11.6 tax effect)         --        --        --        --         --       --       (63.4)
                           ------    ------    ------    ------   --------   ------    -------
 Balance, December 31,
  1993..................   $225.0    $175.0    $139.0    $290.0   $1,207.3   $(75.8)   $(139.3)
                           ======    ======    ======    ======   ========   ======    =======

  In December 1991, the Company issued $300.0 million of Market Auction Preferred Shares ("MAPS") represented by four series, each consisting of 75,000 shares. Each series of MAPS is sold in units of 100 shares and is identical except as to dividend terms. Dividend rates, which are determined at separate auctions for each series, averaged 3.01% during 1993 (1992: 3.14%). Dividends are paid every 49 days, subject to certain exceptions.

  In 1993, the Company issued $175.0 million of money market preferred stock. A portion of the proceeds was used to redeem $75.0 million MAPS Series B. The money market preferred stock was issued in three series, consisting of 750 shares, 500 shares and 500 shares, respectively. The initial dividend period for all series commenced on August 1, 1993 at initial dividend rates of 4.7% per annum for a two-year period for Series 1; 5.125% per annum for a three-year period for Series 2; and 5.84% per annum for a five-year period for Series 3. After the initial dividend periods expire, dividends will be determined at separate auctions for each series.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The MAPS and money market preferred stock (collectively, "the Preferred Shares") rank prior to common shares of the Company as to dividends. Holders of Preferred Shares have no voting rights except in the event that preferred dividends are in arrears for at least 180 consecutive days. In such event, the authorized number of the Company's Board of Directors would be increased by two and the holders of record of the respective Preferred Shares may elect these additional directors. The Preferred Shares are not convertible into common stock or other shares of the Company and holders thereof have no preemptive rights. Upon the liquidation, dissolution, or winding up of the Company, or upon redemption of the Preferred Shares at the Company's option, holders would be entitled to a liquidation preference of $1,000 per share for MAPS or $100,000 per share for money market preferred stock, plus any accumulated and unpaid dividends thereon.

  In connection with the issuance of MAPS, the Company entered into a support agreement with RP pursuant to which both parties agreed that 1) RP will own a majority of the outstanding common stock of the Company entitled to elect directors; 2) RP will make a capital contribution to the Company if certain debt-to-capitalization or tangible net worth ratios do not meet specified levels or if the Company fails to pay a declared dividend on MAPS on a timely basis; and 3) RP, as guarantor of the Revolving Credit Facility Agreement dated April 30, 1990, will maintain such facility in full force, and the Company will maintain, as of any date, the unused portion of such facility in an amount equal to all principal, interest and premium amounts payable in the next twelve months with respect to short- and long-term debt other than amounts owed to RP or guaranteed by RP, subject to certain requirements and exceptions. In connection with the support agreement, the Company pays RP an annual fee which in 1993 approximated $.4 million ($.5 million in 1992). The support agreement does not constitute a guarantee by RP of any obligation of the Company, including MAPS, and is not enforceable by any holder of MAPS. The units of each series of MAPS must be redeemed in the event of breach of certain covenants in the support agreement.

  At December 31, 1993, there were 2,451,800 preferred shares without par value authorized and unissued (1992: 2,551,800).

  In March 1993, the Company's Board of Directors approved the repurchase from time to time of up to 5 million of its common shares on the open market. As of December 31, 1993, 1,873,300 shares had been acquired at a cost of $75.8 million and are being held in an Employee Benefits Trust to fund future employee benefits in the United States. At December 31, 1993, repurchase commitments existed for an additional 108,700 shares at a cost of $4.0 million.

NOTE 14. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations are conducted in one industry segment. Operations involve the production and sale of pharmaceuticals, primarily cardiovascular products, bone metabolism/rheumatology products, gastroenterology products, central nervous system/analgesia products, infectious disease/oncology products, hypersensitivity products, and plasma derivatives. In addition, the Company manufactures and markets a number of other products, including bulk pharmaceuticals and chemicals.

  Information about the Company's operations for the years 1993, 1992 and 1991 by geographic area is shown below. Inter-area affiliated sales are not significant. Corporate loss before income taxes includes corporate administrative expenses incurred in the U.S., worldwide net interest expense, and worldwide equity losses from unconsolidated affiliates. Corporate loss before income taxes also includes corporate administrative expenses incurred in France of $49.2 million in 1993, $54.3 million in 1992 and $40.2 million in 1991.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (DOLLARS IN MILLIONS)
   Net sales:
     United States................................ $1,119.9  $  999.7  $  853.2
     France.......................................  1,374.8   1,388.1   1,318.5
     Other Europe.................................    977.8   1,218.4   1,197.3
     Rest of World................................    546.9     489.7     455.3
                                                   --------  --------  --------
       Total net sales............................ $4,019.4  $4,095.9  $3,824.3
                                                   ========  ========  ========
   Income (loss) before income taxes:
     United States................................ $  385.2  $  268.0  $  159.9
     France.......................................    280.7     274.6     293.0
     Other Europe.................................     64.6     216.5     214.4
     Rest of World................................     62.1      44.2      63.4
     Corporate....................................   (202.1)   (221.6)   (248.7)
                                                   --------  --------  --------
       Total income (loss) before income taxes.... $  590.5  $  581.7  $  482.0
                                                   ========  ========  ========
   Identifiable assets:
     United States................................ $1,205.2  $1,025.2  $1,088.3
     France.......................................  1,295.6   1,344.0   1,337.8
     Other Europe.................................    882.1     992.3   1,024.0
     Rest of World................................    405.9     362.5     334.6
     Corporate....................................    261.4     134.3     330.8
                                                   --------  --------  --------
       Total identifiable assets.................. $4,050.2  $3,858.3  $4,115.5
                                                   ========  ========  ========

  Income before income taxes ("IBT") for the U.S. in 1993 includes income of $68.0 million from litigation settlement proceeds and gains on asset sales net of restructuring charges. France IBT includes $19.5 million of restructuring charges net of gains on asset sales in 1993 and $69.4 million of gains on asset sales in 1991. Other Europe IBT includes restructuring charges net of gains on asset sales totaling $30.2 million in 1993 and $50.2 million in 1991.

NOTE 15. RELATED PARTY TRANSACTIONS

  The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

  Amounts receivable from RP and affiliates totaled $35.8 million and $55.0 million at December 31, 1993 and 1992, respectively. The 1993 balance includes $11.3 million of accounts receivable from sales of products and services to RP (1992: $10.8 million) and $24.6 million classified as other current assets (1992: $44.2 million).

  Accounts payable related to purchase of materials and services from RP and affiliates were $6.3 million at December 31, 1993 (1992: $6.5 million); accrued and other liabilities due to RP at December 31, 1993 were $12.9 million (1992:
$11.9 million). In 1993, sales to RP and affiliates were $34.5 million; materials purchased from RP totaled $44.4 million. In 1992, these amounts were $37.2 million and $53.1 million, respectively. In 1993, RP also compensated the Company $1.7 million in cost of products sold related to the transfer of certain production activities.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  At December 31, 1993, debt with RP and affiliates totaled $230.8 million (1992: $134.0 million). Related interest expense for 1993 was $24.9 million (1992: $46.4 million). During 1993, the Company paid $.6 million in debt guarantee fees to RP (1992: $1.0 million).

  RP charges the Company for expenses incurred on its behalf, including research, data processing, insurance, legal, tax, advertising, public relations and management fees. Such charges are reflected in the financial statements and amounted to approximately $20.2 million in 1993 (1992: $19.6 million). Management believes that the expenses so charged are representative of amounts that the Company would have incurred if it had been operated as an unaffiliated entity.

NOTE 16. CONTINGENCIES

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 239 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in three proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involve Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) an alleged infringement by the Company of a process patent for the manufacture of bulk diltiazem, an ingredient in the Company's product Dilacor XR (R); these proceedings have been indefinitely suspended; and (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at two sites on the U.S. National Priority List created by Superfund legislation. In addition, the Company agreed to settle shareholder litigation for an amount which is fully accrued at December 31, 1993.

  The eventual outcomes of the above matters of pending litigation can not be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position or results of operations.

  As of December 31, 1993 the Company had unused standby letters of credit outstanding of $23.6 million. The letters of credit are issued primarily in the form of guarantees or performance bonds.

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

  The management of Rhone-Poulenc Rorer Inc. is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgments which it believes are reasonable under the circumstances.

  In fulfilling its responsibilities for the integrity of the data presented and to safeguard the Company's assets, management employs a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and that transactions are appropriately authorized, recorded and summarized. This system of control is supported by the selection of qualified personnel, by organizational assignments that provide appropriate delegation of authority and division of responsibilities, and by the dissemination of written policies and procedures. This control structure is further reinforced by a program of internal audits including a policy that requires responsive action by management.

  Coopers & Lybrand, the Company's independent accountants, performs audits in accordance with generally accepted auditing standards. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

  The Board of Directors, through the Audit Committee comprised solely of directors who are not employees of the Company, meets with management, the internal auditors and the independent accountants to ensure that each is properly discharging its respective responsibilities. Both the independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting. The Audit Committee met three times in 1993.

/s/ Robert E. Cawthorn
Robert E. Cawthorn
Chairman and
Chief Executive Officer

/s/ Patrick Langlois
Patrick Langlois
Senior Vice President
and Chief Financial Officer

/s/ Daniel J. Pedriani
Daniel J. Pedriani
Vice President and
Corporate Controller

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

  We have audited the accompanying consolidated balance sheets of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.

/s/ COOPERS & LYBRAND
Coopers & Lybrand
Philadelphia, Pennsylvania
January 26, 1994

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                          QUARTERLY DATA (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                 QUARTER ENDED 1993                  QUARTER ENDED 1992
                         ----------------------------------- ----------------------------------
                         MARCH 31 JUNE 30  SEPT. 30 DEC. 31  MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                         -------- -------- -------- -------- -------- ------- -------- --------
Net sales...............  $916.3  $1,008.1  $960.1  $1,134.9  $897.8  $971.1  $1,049.2 $1,177.8
Gross profit............   607.5     681.7   637.5     766.4   585.9   639.1     688.6    787.7
Net income available to
 common shareholders....    94.2     119.6    71.0     123.9    83.7    86.7      90.6    167.2
Earnings per common
 share..................     .68       .87     .51       .90     .61     .63       .66     1.21
Market price per common
 share:
 High...................  48.000    54.000  48.875    48.500  69.375  59.750    59.250   50.750
 Low....................  42.500    46.375  43.000    32.625  55.625  51.500    45.625   44.375
Common dividends paid...     .22       .24     .26       .28     .14     .16       .18      .20

- --------
Results for 1993 include pretax income of $105.0 million proceeds from litigation settlement in the second quarter. Results also includes $77.2 million and $16.6 million of restructuring and other charges recorded in the second and fourth quarters, respectively and a $27.0 million pretax charge for acquired research and development expense in the third quarter. Gains from sales of product rights and certain investments totaled $10.2 million, $2.5 million, $2.7 million and $14.8 million in each of the four quarters, respectively.

Results for the first quarter of 1992 include a cumulative effect adjustment increasing earnings by $15.0 million as a result of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1992. Results also include $6.5 million and $16.6 million of gains on sales of non-strategic assets in the 1992 third and fourth quarter, respectively.

Earnings per share amounts for each quarter are required to be computed independently and, therefore, the sum of the four quarters does not necessarily equal the amount computed for the total year.

Rhone-Poulenc Rorer Inc. (RPR) common shares are listed and traded on the New York and Paris Stock Exchanges, and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest Stock Exchanges. On January 31, 1994, there were 7,336 holders of record of RPR common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company entitled, "Election of Directors," in the Company's Proxy Statement dated March 21, 1994 is incorporated herein by reference. For information relating to the executive officers of the Company, refer to "Executive Officers of the Company" on pages 10 through 11 of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation immediately before "Certain Relationships and Related Transactions," of the Company's Proxy Statement dated March 21, 1994, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management entitled, "Ownership of Shares" immediately before "Control of the Company," of the Company's Proxy Statement dated March 21, 1994, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information entitled, "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 21, 1994, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

                                                                   PAGE IN THIS
                                                                    FORM 10-K
                                                                   ------------
 1.  Consolidated financial statements:
     Consolidated Statements of Income..........................         27
     Consolidated Balance Sheets................................         28
     Consolidated Statements of Cash Flows......................         29
     Notes to Consolidated Financial Statements.................      30-43
     Responsibility for Financial Statements....................         44
     Report of Independent Accountants..........................         45
 2.  Financial statement schedules:
     Amounts Receivable from Related Parties and Underwriters,
      Promoters, and Employees Other than Related Parties
      (Schedule II).............................................         52
     Indebtedness to Related Parties--Not Current (Schedule IV).         53
     Property, Plant and Equipment (Schedule V).................         54
     Accumulated Depreciation of Property, Plant and Equipment
      (Schedule VI).............................................         55
     Guarantees of Securities of Other Issuers (Schedule VII)...         56
     Valuation and Qualifying Accounts (Schedule VIII)..........         57
     Short-Term Borrowings (Schedule IX)........................         58
     Supplementary Income Statement Information (Schedule X)....         59
     Schedules not listed above have been omitted because they
      are not applicable.
 3.  Exhibits:
     A complete listing of exhibits required is given in the
      Exhibit Index which precedes the exhibits filed with this
      Report.

  (b) No Current Reports on Form 8-K were filed during the fourth quarter.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                          Rhone-Poulenc Rorer Inc.


March 8, 1994                             By     /s/ Robert E. Cawthorn
                                            ----------------------------------
                                              ROBERT E. CAWTHORN CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                            TITLE                DATE


       /s/ Robert E. Cawthorn           Chairman, Chief         March 8, 1994
- -------------------------------------    Executive Officer
         ROBERT E. CAWTHORN              and Director


        /s/ Patrick Langlois
- -------------------------------------   Senior Vice             March 8, 1994
          PATRICK LANGLOIS               President and Chief
                                         Financial Officer


       /s/ Daniel J. Pedriani
- -------------------------------------   Vice President--        March 8, 1994
         DANIEL J. PEDRIANI              Corporate
                                         Controller (Chief
                                         Accounting Officer)


       Jean-Jacques Bertrand*           Director                March 8, 1994
- -------------------------------------
        JEAN-JACQUES BERTRAND


          Jean-Marc Bruel*              Director                March 8, 1994
- -------------------------------------
           JEAN-MARC BRUEL


          Michel de Rosen*              Director President      March 8, 1994
- -------------------------------------    and Chief Operating
           MICHEL DE ROSEN               Officer


       Charles-Henri Filippi*           Director                March 8, 1994
- -------------------------------------
        CHARLES-HENRI FILIPPI

                NAME                            TITLE                DATE

           Claude Helene*               Director                March 8, 1994
- -------------------------------------
            CLAUDE HELENE

         Michael H. Jordan*             Director                March 8, 1994
- -------------------------------------
          MICHAEL H. JORDAN

      Manfred E. Karobath, MD*          Director, Senior        March 8, 1994
- -------------------------------------    Vice President,
       MANFRED E. KAROBATH, MD           Research and
                                         Development

            Igor Landau*                Director                March 8, 1994
- -------------------------------------
             IGOR LANDAU

           Peter J. Neff*               Director                March 8, 1994
- -------------------------------------
            PETER J. NEFF

           James S. Riepe*              Director                March 8, 1994
- -------------------------------------
           JAMES S. RIEPE

       Edward J. Stemmler, MD*          Director                March 8, 1994
- -------------------------------------
       EDWARD J. STEMMLER, MD

       Jean-Pierre Tirouflet*           Director                March 8, 1994
- -------------------------------------
        JEAN-PIERRE TIROUFLET

* By his signature set forth below, John B. Bartlett, pursuant to duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ John B. Bartlett            General Counsel,        March 8, 1994
- -------------------------------------   (Attorney-in-fact)
          JOHN B. BARTLETT

                       REPORT OF INDEPENDENT ACCOUNTANTS

  To the Shareholders of Rhone-Poulenc Rorer Inc.:

  Our report on the consolidated financial statements of Rhone-Poulenc Rorer Inc. and subsidiaries is included on page 45 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedules listed in the index on page 48 this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                  /s/ Coopers & Lybrand
                                          _____________________________________
                                                     COOPERS & LYBRAND

Philadelphia, Pennsylvania
January 26, 1994

                                                                     SCHEDULE II

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                      BALANCE AT
                                                   DEDUCTIONS        END OF PERIOD
                         BALANCE AT           --------------------- ---------------
                         BEGINNING             AMOUNTS    AMOUNTS             NOT
NAME OF DEBTOR           OF PERIOD  ADDITIONS COLLECTED WRITTEN OFF CURRENT CURRENT
- --------------           ---------- --------- --------- ----------- ------- -------
1993:
  Rhone-Poulenc, S.A....   $ 55.0     34.5      53.7        --      $ 35.8   $--
1992:
  Rhone-Poulenc, S.A....   $107.5     37.2      89.7        --      $ 55.0   $--
1991:
  Rhone-Poulenc, S.A....   $ 93.2     53.5      39.2        --      $107.5   $--

                                                                     SCHEDULE IV

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                  INDEBTEDNESS TO RELATED PARTIES--NOT CURRENT
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                      INDEBTEDNESS OF                           INDEBTEDNESS TO
                         ----------------------------------------- --------------------------------------------
                         BALANCE AT                       BALANCE  BALANCE AT                          BALANCE
                         BEGINNING                        AT END   BEGINNING                           AT END
NAME OF PERSON           OF PERIOD  ADDITIONS DEDUCTIONS OF PERIOD OF PERIOD  ADDITIONS DEDUCTIONS    OF PERIOD
- --------------           ---------- --------- ---------- --------- ---------- --------- ----------    ---------
1993:
  Rhone-Poulenc, S.A....    --         --        --         --       $ 34.0       --         4.4        $29.6(/1/)
1992:
  Rhone-Poulenc, S.A....    --         --        --         --       $ 41.3      21.6       28.9(/2/)   $34.0(/3/)
1991:
  Rhone-Poulenc, S.A....    --         --        --         --       $495.0       --       453.7(/4/)   $41.3(/5/)

- --------
(1) The $29.6 million is denominated in British pounds at a variable interest rate of 6.0%.
(2) Of the $28.9 million, approximately $18.5 million represents transfers to current.
(3) Of the $34.0 million, $30.4 million is denominated in British pounds at a variable interest rate of 7.8%.
(4) Of the $453.7 million, approximately $151.0 million represents transfers to current.
(5) Of the $41.3 million, $37.4 million is denominated in British pounds at a variable interest rate of 12.2%.

                                                                      SCHEDULE V

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
        PROPERTY, PLANT AND EQUIPMENT FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                         BALANCE AT                                             BALANCE AT
                         BEGINNING   ADDITIONS                        OTHER       END OF
     CLASSIFICATION      OF PERIOD  AT COST(/1/)    RETIREMENTS    CHANGES(/2/)   PERIOD
     --------------      ---------- ------------    -----------    ------------ ----------
1993:
  Land..................  $   57.3    $    .1         $   .1         $    .7     $   58.0
  Buildings.............     521.6        5.0            4.9            47.0        568.7
  Machinery & equipment.   1,132.9       20.3           34.4            78.4      1,197.2
  Construction in pro-
   gress................     144.1      210.5            --           (219.9)       134.7
                          --------    -------         ------         -------     --------
                          $1,855.9    $ 235.9         $ 39.4         $ (93.8)    $1,958.6
                          ========    =======         ======         =======     ========
1992:
  Land..................  $   50.9    $   9.1         $   .3         $  (2.4)    $   57.3
  Buildings.............     530.7      283.5          263.2           (29.4)       521.6
  Machinery & equipment.   1,125.6      159.4           64.7           (87.4)     1,132.9
  Construction in pro-
   gress................     320.6     (167.7)            .6            (8.2)       144.1
                          --------    -------         ------         -------     --------
                          $2,027.8    $ 284.3(/3/)    $328.8(/4/)    $(127.4)    $1,855.9
                          ========    =======         ======         =======     ========
1991:
  Land..................  $   61.9    $   3.8         $  6.1         $  (8.7)    $   50.9
  Buildings.............     569.0       36.8           67.3            (7.8)       530.7
  Machinery & equipment.   1,093.6      124.3           81.8           (10.5)     1,125.6
  Construction in pro-
   gress................     206.2      118.8            3.5             (.9)       320.6
                          --------    -------         ------         -------     --------
                          $1,930.7    $ 283.7(/3/)    $158.7         $ (27.9)    $2,027.8
                          ========    =======         ======         =======     ========

- --------
(1) Additions reflect normal expenditures for expansion, replacement and modernization of the Company's facilities, and property, plant and equipment obtained through acquisition.
(2) Includes reclassifications among property, plant and equipment accounts and the effect of foreign currency rate changes.
(3) Includes approximately $63 million and $102 million in 1992 and 1991, respectively, related to new U.S. corporate offices, research center and site in Montgomery County, Pa.
(4) Includes approximately $258 million related to the sale of the new U.S. corporate offices and research center.

                                                                     SCHEDULE VI

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                      ADDITIONS
                         BALANCE AT  CHARGED TO                            BALANCE AT
                         BEGINNING    COSTS AND                  OTHER       END OF
     CLASSIFICATION      OF PERIOD  EXPENSES(/1/) RETIREMENTS changes(/2/)   PERIOD
     --------------      ---------- ------------- ----------- ------------ ----------
1993:
  Buildings.............   $214.8      $ 32.3       $  3.1       $(11.6)     $232.4
  Machinery & equipment.    666.6        93.7         29.8        (36.3)      694.2
                           ------      ------       ------       ------      ------
                           $881.4      $126.0       $ 32.9       $(47.9)     $926.6
                           ======      ======       ======       ======      ======
1992:
  Buildings.............   $202.4      $ 35.6       $ 11.8       $(11.4)     $214.8
  Machinery & equipment.    652.8       117.9         53.1        (51.0)      666.6
                           ------      ------       ------       ------      ------
                           $855.2      $153.5       $ 64.9       $(62.4)     $881.4
                           ======      ======       ======       ======      ======
1991:
  Buildings.............   $185.9      $ 33.5       $ 28.4       $ 11.4      $202.4
  Machinery & equipment.    615.7       112.4         57.4        (17.9)      652.8
                           ------      ------       ------       ------      ------
                           $801.6      $145.9       $ 85.8       $ (6.5)     $855.2
                           ======      ======       ======       ======      ======

- --------
(1) Depreciation has been computed principally on the straight-line method for buildings and machinery and equipment at rates ranging from 2% to 20% and 5% to 50% per annum, respectively.
(2) Includes reclassifications among property, plant and equipment accumulated depreciation accounts and the effect of foreign currency rate changes.

                                                                    SCHEDULE VII

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                   GUARANTEES OF SECURITIES OF OTHER ISSUERS
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

       NAME OF ISSUER            TITLE OF ISSUE     TOTAL AMOUNT
        OF SECURITIES            OF SECURITIES     GUARANTEED AND   NATURE OF
         GUARANTEED                GUARANTEED       OUTSTANDING     GUARANTEE
       --------------         -------------------- -------------- -------------
1993:
  Immune Response             Operating lease           $1.0      Lease rentals
  Corporation(/1/)........... through October 2000
1992:
  Immune Response             Operating lease           $1.2      Lease rentals
  Corporation(/1/)........... through October 2000
1991:
  Immune Response             Operating lease           $1.3      Lease rentals
  Corporation(/1/)........... through October 2000

- --------
(1) The Company's stock investment in Immune Response Corporation which is accounted for at cost totaled 8.9% at December 31, 1993 and 1992 and 9.6% at December 31, 1991.

                                                                   SCHEDULE VIII

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                         BALANCE AT    ADDITIONS
                         BEGINNING  CHARGED TO COSTS                  BALANCE AT
      DESCRIPTION        OF PERIOD    AND EXPENSES   DEDUCTIONS(/1/) END OF PERIOD
      -----------        ---------- ---------------- --------------- -------------
Year ended December 31,
 1993
  Accounts receivable
   reserves.............   $66.6         129.7            128.0          $68.3
Year ended December 31,
 1992
  Accounts receivable
   reserves.............   $56.6         104.1             94.1          $66.6
Year ended December 31,
 1991
  Accounts receivable
   reserves.............   $42.3         103.9             89.6          $56.6

- --------
(1) Accounts charged off, net of recoveries and the effect of foreign currency rate changes.

                                                                     SCHEDULE IX

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

      CATEGORY OF                  WEIGHTED
       AGGREGATE          BALANCE  AVERAGE    MAXIMUM AMOUNT     AVERAGE AMOUNT     WEIGHTED AVERAGE
       SHORT-TERM         AT END   INTEREST OUTSTANDING DURING OUTSTANDING DURING INTEREST RATE DURING
       BORROWINGS        OF PERIOD   RATE    THE PERIOD(/1/)    THE PERIOD(/2/)     THE PERIOD(/3/)
      -----------        --------- -------- ------------------ ------------------ --------------------
1993:
  Bank loans(/4/).......  $287.9      6.5%        $546.1             $349.5                7.5%
1992:
  Bank loans(/4/).......  $228.5      8.3%        $928.0             $631.7                9.3%
1991:
  Bank loans(/4/).......  $519.2     10.8%        $920.5             $808.4               10.5%

- --------
(1) At the end of any month.
(2) Month-end average.
(3) Calculated by relating appropriate interest expense to average aggregate borrowings.
(4) Includes bank loans and short-term notes payable to Rhone-Poulenc S.A.

                                                                      SCHEDULE X

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

         COLUMN A                                           COLUMN B
         --------                                 -----------------------------
                                                  CHARGED TO COSTS AND EXPENSES
           ITEM                                      YEARS ENDED DECEMBER 31
           ----                                   -----------------------------
                                                    1993      1992      1991
                                                  --------- --------- ---------
Repairs & maintenance............................ $    57.6 $    37.8 $    39.3
Amortization of intangible assets................      41.9      44.2      43.1
Advertising......................................     177.0     191.6     138.9
Royalties........................................      47.5      34.5      36.8

                                 EXHIBIT INDEX

 (3)a.
     The By-laws of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    b.
     The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992.


    c.
     Articles of Amendment dated July 16, 1993 to The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992.

 (4)a.
     $1,600,000,000 Revolving Credit Facility Agreement dated April 30, 1990 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    b.
     Deposit Agreement dated July 19, 1993 among Rhone-Poulenc Rorer Inc., Bankers Trust Company as Depositary, and the holders from time to time of the Depositary Receipts is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 12, 1993.

  (10)
     Material Contracts.

    a.
     Form of Lease Agreement among the Company, Rhone-Poulenc Rorer Pharmaceuticals Inc. and the Owner Trustee is incorporated herein by reference to Exhibit 4.2.2 of the Company's Registration Statement No. 33-53378 on Form S-3, filed with the Securities and Exchange
     Commission on October 16, 1992.

    b.
     Armour Pharmaceutical Company Pension Program Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    c.
     Pension Plan of Rhone-Poulenc Rorer Inc. Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    d.
     Rhone-Poulenc Rorer Pharmaceuticals Inc. Fort Washington Hourly Employees' Pension Plan effective January 1, 1990 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    e.
     Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    f.
     Amendment 1992-1 to the Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    g.
     Amendment 1993-1 dated September 1, 1993 to the Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992.

    h.
     The Rorer Group Inc. Stock Plan, adopted April 23, 1985, is incorporated herein by reference to the Registration Statement on Form S-8 (No. 33-2403) dated December 23, 1985.

    i.
     The Rhone-Poulenc Rorer Inc. Amended and Restated Stock Plan, adopted March 12, 1990, is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

    j.
     The Rhone-Poulenc Rorer Inc. Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

    k.
     The Rorer Group Inc. Incentive Stock Option Plan, adopted April 27, 1982, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    l.
     Amendment to the Rhone-Poulenc Rorer Inc. Incentive Stock Option Plan, effective March 11, 1990, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    m.
     The Rorer Group Inc. Non-Qualified Stock Option Plan, adopted April 24, 1973, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    n.
     The Rhone-Poulenc Rorer Inc. Annual Performance Incentive Plan is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    o.
     The Rhone-Poulenc Rorer Inc. Retirement Plan for Outside Directors, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    p.
     The Rhone-Poulenc Rorer Inc. Supplemental Executive Retirement Plan, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    q.
     The Rhone-Poulenc Rorer Inc. Director Deferred Compensation Plan, effective March 1, 1987, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    r.
     Acquisition Agreement, dated as of March 12, 1990, between Rorer Group Inc. and Rhone-Poulenc S.A., is incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 1990.

    s.
     Employment agreement with Robert E. Cawthorn, dated March 12, 1990, is incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 12, 1990.

    t.
     Employment agreement with Manfred Karobath, dated January 27, 1992, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    u.
     The Indemnification Agreements between Rorer Group Inc. and
     Indemnified Representatives effective July 1, 1987, are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    v.
     Supplemental Benefit and Deferred Compensation Trust Agreement, dated May 10, 1988, between Rorer Group Inc. and Philadelphia National Bank, as Trustee, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

  (11)
     Statement re: Computation of Earnings per Share.

  (12)
     Statement re: Computation of Ratios.

  (21)
     Subsidiaries of the Registrant.

  (23)
     Consent of Independent Accountants.

  (24)
     Powers of Attorney.