Form 10-Q
period 1994-03-31
RHONE POULENC RORER INC
filed 1994-05-13
CIK 217028

                               SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC  20549

                                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-5851

                        Rhone-Poulenc Rorer Inc.
- -----------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                      23-1699163
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)         Identification Number)

500 Arcola Road
Collegeville, Pennsylvania                       19426-0107
- -----------------------------------------------------------------
(Address of principal                            (Zip Code)
 executive offices)

                            (215) 454-8000
- -----------------------------------------------------------------
     (Registrant's telephone number, including area code)

           (Former name, address and fiscal year,
              if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x   No
                           ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

135,659,937 shares as of April 22, 1994.

The exhibit index is located on page 21.

                        RHONE-POULENC RORER INC.

                           TABLE OF CONTENTS
                           -----------------

                                                              Page
                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial statements:

Report of Independent Accountants                               3

Condensed Consolidated Statements of Income                     4

Condensed Consolidated Balance Sheets                           5

Condensed Consolidated Statements of Cash Flows                 6

Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    11






                    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                     15

Item 5.  Submission of Matters to a
         Vote of Security Holders                              19

Item 6.  Exhibits and Reports on Form 8-K                      19

                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March
31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and, in our report, which includes an explanatory paragraph on the Company's change in its method of accounting for income taxes in 1992, dated January 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          /s/    COOPERS & LYBRAND
                                      -----------------------------
                                                 COOPERS & LYBRAND


Philadelphia, Pennsylvania
April 22, 1994

                        PART I.    FINANCIAL INFORMATION


ITEM 1.  Financial Statements
- -------------------------------

                         RHONE-POULENC RORER INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited - amounts in millions except per share data)

                                                         Three Months Ended
                                                              March 31
                                                      -----------------------
                                                         1994          1993
                                                      ----------    ----------
Net sales                                                $870.6        $916.3
Cost of products sold                                     293.3         308.8
Selling, delivery and administrative expenses             318.4         326.5
Research and development expense                          129.1         127.8
                                                      ----------    ----------
Operating income                                          129.8         153.2
Interest expense - net                                     11.8          20.5
Other (income) expense - net                                8.1          (3.4)
                                                      ----------    ----------
Income before income taxes                                109.9         136.1
Provision for income taxes                                 32.0          39.7
                                                      ----------    ----------
Net income                                                 77.9          96.4
Dividend on preferred stock                                (4.2)         (2.2)
                                                      ----------    ----------
Net income available to common shareholders              $ 73.7        $ 94.2
                                                      ==========    ==========

Earnings per common share                                $  .54        $  .68
                                                      ==========    ==========

Cash dividend per common share                           $  .28        $  .22

Average common shares outstanding                        136.5         138.3

See accompanying Notes to Condensed Consolidated Financial Statements.

                            - 4 -

                         RHONE-POULENC RORER INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Unaudited - dollars in millions)

                                                   March 31,     December 31,
                                                     1994            1993
                                                 ------------   --------------
ASSET
Current:
  Cash and cash equivalents                        $    37.0        $    35.4
  Short-term investments                                 7.1              --
  Trade accounts and notes receivable, less
    reserves of $50.7 (1993: $68.3)                    604.7            746.6
  Inventories                                          561.3            504.1
  Other current assets                                 404.6            382.7
                                                 ------------      -----------
Total current assets                                 1,614.7          1,668.8
Time deposits, at cost                                  56.6             64.3
Property, plant and equipment,
  net of accumulated depreciation
  $967.5  (1993: $926.6)                             1,042.2          1,032.0
Goodwill, net of accumulated amortization
  of $182.8 (1993: $172.1)                             688.4            676.5
Intangibles, net of accumulated amortization
  of $101.0 (1993: $96.5)                              212.2            206.1
Other assets                                           406.6            402.5
                                                 -------------     -----------
           Total assets                             $4,020.7         $4,050.2
                                                 =============     ===========
LIABILITIES
Current:
  Short-term debt                                  $    92.4        $   108.6
  Notes payable to Rhone-Poulenc S.A.
    and affiliates                                     144.8            201.3
  Accounts payable                                     335.2            365.6
  Other current liabilities                            496.0            546.7
                                                  ------------     -----------
Total current liabilities                            1,068.4          1,222.2
Long-term debt                                         527.0            432.2
Deferred income taxes                                   28.7             29.5
Other liabilities                                      552.7            545.1
                                                  ------------     -----------
Total liabilities                                    2,176.8          2,229.0

Contingencies
SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without
  par value (liquidation preference $1,000
  per share); authorized, issued and
  outstanding 225,000 shares                           225.0            225.0
Money market preferred stock, without par
  value (liquidation preference $100,000
  per share); authorized, issued and
  outstanding 1,750 shares                             175.0            175.0
Common stock, without par value; stated
  value $1 per share; authorized 200,000,000
  shares; issued and outstanding 135,849,038
  shares (1993: 136,996,345 shares)                    139.0            139.0
Capital in excess of stated value                      293.9            290.0
Retained earnings                                    1,242.7          1,207.3
Employee Benefits Trust                               (115.5)           (75.8)
Cumulative translation adjustments                    (116.2)          (139.3)
                                                  ------------     -----------
Total shareholders' equity                           1,843.9          1,821.2
                                                  ------------     -----------
Total liabilities and shareholders' equity          $4,020.7         $4,050.2
                                                  ============     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

               RHONE-POULENC RORER INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited - dollars in millions)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1994         1993
                                                        ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities               $126.4       $160.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (44.1)       (54.0)
Investments acquired (sold), net                            (3.2)         6.6
Other investing activities, net                            (10.4)          .2
                                                        ----------   ---------
Net cash used in investing activities                      (57.7)       (47.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
  Long-term debt, net                                      (14.1)        89.2
  Short-term debt, net                                      24.9       (168.0)
Issuances of common stock                                    3.4          2.5
Shares repurchased for Employee Benefits
     Trust                                                 (39.7)        (4.6)
Dividends paid                                             (42.2)       (32.9)
                                                         ----------   ---------
Net cash used in financing activities                      (67.7)      (113.8)
Effect of exchange rate changes on cash                       .6         (1.0)
                                                         ----------   ---------
Net increase (decrease) in cash and cash equivalents         1.6         (1.1)
Cash and cash equivalents at beginning of year              35.4         39.5
                                                         ----------   ---------
Cash and cash equivalents at March 31                     $ 37.0       $ 38.4
                                                         ==========   =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RHONE-POULENC RORER
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1. - RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented.
Certain prior year items have been reclassified to conform to current classifications.

The statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K. The Annual Report on Form 10-K for the year 1993 is on file with the Securities and Exchange Commission and should be read in conjunction with these condensed consolidated financial statements.


NOTE 2. - INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The first quarter estimated effective tax rate was 29.1% and 29.2% in 1994 and 1993, respectively.


NOTE 3. - INVENTORIES

Inventories consisted of the following:
(Dollars in millions)                        March 31, 1994  December 31, 1993
                                           ----------------- -----------------
Finished goods                                       $282.9          $235.3
Work in process                                       123.4           111.5
Raw materials and supplies                            155.0           157.3
                                           ----------------- -----------------
                                                     $561.3          $504.1
                                           ================= =================

NOTE 4. - SHAREHOLDERS' EQUITY

                             Market     Money      Common     Capital
                            Auction     market    shares at  in excess              Employee    Cumulative
                           Preferred   preferred   stated    of stated   Retained   Benefits   translation
                             Shares     stock      value       value     earnings    Trust     adjustments
                           ---------   ---------  ---------  ---------   ---------  ---------  -----------
                                                          (Dollars in millions)

Balance, December 31, 1993    $225.0     $175.0     $139.0     $290.0    $1,207.3   $ (75.8)     $ (139.3)

Net income                                                                   77.9
Cash dividend, $.28 per
  common share                                                              (38.3)

Dividend on preferred stock                                                  (4.2)

Issuance of shares under
  employee benefit plans                                          3.9

Repurchase of shares for
  Employee Benefits Trust                                                             (39.7)

Translation adjustments                                                                              23.1
                            --------   -------  ---------    ---------  ----------  ---------  ------------
Balance, March 31, 1994      $225.0     $175.0    $139.0       $293.9   $1,242.7    $ (115.5)   $  (116.2)
                            ========   =======  =========    =========  ==========  =========  ============

In March 1993, the Company's Board of Directors approved the repurchase of up to 5 million of its common shares on the open market from time to time.  During the first quarter of 1994, the Company repurchased approximately 1.1 million of its common shares at a cost approximating $39.7 million.  As of April 22, 1994, just over 3.3 million shares ($123.3 million) have been acquired since the inception of the program.  These shares are held in an Employee Benefits Trust to fund employee benefits in the U.S.

NOTE 5. - RELATED PARTY TRANSACTIONS

Receivables from Rhone-Poulenc SA and affiliates (RP) at March 31, 1994 include $13.1 million in accounts receivable from sales of products and services to RP and $27.8 million classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $9.9 million at March 31, 1994; accrued and other liabilities due to RP totaled $12.1 million.

As of March 31, 1994, the Company had $144.8 million short-term and $29.7 million long-term debt outstanding with RP.

Sales to RP in 1994 were $11.1 million in the first quarter; services purchased from and interest paid to RP were $9.0 million. For the comparable 1993 quarter, sales to RP were $11.1 million and amounts paid to RP for services and interest were $12.0 million.


NOTE 6. - CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 258 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus (HIV) that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor (AHF) concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in four proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol (DES) (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) an alleged infringement by the Company of a process patent for the manufacture of bulk diltiazem, an ingredient in the Company's product Dilacor XRR; these proceedings have been indefinitely suspended; (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at two sites on the U.S. National Priority List created by Superfund legislation.

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

ITEM 2.

                          RHONE-POULENC RORER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") was formed by the combination of Rorer Group Inc. (Rorer) and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. (RP) in July 1990. Rhone-Poulenc Rorer is one of the largest research-based pharmaceutical companies in the world. In the discussion which follows, percentage comparisons of year-to-year sales, except when noted as reported sales, exclude the effects of exchange rate fluctuations.

RESULTS OF OPERATIONS (First quarter 1994 versus first quarter 1993)

On sales of $871 million, net income available to common shareholders was $74 million ($.54 per common share) compared with $94 million ($.68 per common share) for the year-ago quarter. Results included $4 million ($.02 per common share) pretax gains on the sale of certain assets and product rights ($10 million or $.05 per common share in 1993).

The global pharmaceutical industry continues to be affected by government initiatives in several countries to reduce pharmaceutical prices and limit the volume of prescriptions written. The Company's first quarter reported sales were down 5% from 1993. On a basis which excludes the effects of currency fluctuations and product divestitures, net sales were level with the prior year. Price decreases negatively impacted the year-on-year change in sales by slightly more than one percentage point.

Sales in the United States increased 15% to $213 million led by growth of the Armour business and certain prescription pharmaceuticals. Excluding the effects of currency fluctuations and product divestitures, non-U.S. sales declined 8% in 1994. At $310 million, sales in France, the Company's largest market, declined 11% on an operational basis due to lower sales of anti-infectives and analgesics following an unusually high incidence of influenza in the first and fourth quarters of 1993. The Company's performance in Other Europe markets has been affected by restrictive government programs and reduced prescription prices. In the first quarter of 1994, Other Europe sales of $237 million improved 6% as prescription pharmaceutical sales in Germany recovered by 17% from depressed prior year levels. Prescription pharmaceutical sales in Italy continue to be adversely impacted by government programs and declined 26% from the first quarter 1993. At $111 million, sales in the Rest of World region were 3% below the prior year, reflecting trade buying patterns in anticipation of an April 1st price reduction in Japan.

First quarter sales growth of plasma derivatives was led by U.S. sales of AlbuminarR and sales of Monoclate-PR in Europe and the United States. Cardiovascular products also experienced sales gains during the quarter with U.S. sales of Dilacor XRR and LovenoxR, launched in the U.S. in the second quarter 1993, leading the category.

Three-month sales of anti-infectives and analgesia products, particularly DolipraneR, were below prior year levels following unusually strong demand in France during the first and fourth quarters of 1993.

The Company's hypersensitivity products, particularly AzmacortR, experienced sales shortfalls during the quarter. Despite growth in prescriptions, AzmacortR, and to a lesser extent, NasacortR, experienced comparative declines in ex-factory sales in the U.S. due to trade inventory buying patterns.

MaaloxR experienced lower first quarter 1994 sales as declines in the U.S. and Canada more than offset increases in Other Europe markets, particularly Germany. The Company's share of the highly competitive U.S. antacid market trailed the prior year.

First quarter calcitonin sales were well below prior year levels due to reduced government reimbursement in Italy, trade buying patterns in anticipation of an April 1st price reduction in Japan, and generic competition in the United States. The reimbursement status of calcitonin in Italy has been appealed; no decision is expected until the fourth quarter of 1994.

The Company strengthened its position in the area of oncology with the launch of GranocyteR for chemotherapy-induced neutropenia in France, Germany and several other markets during the quarter. The Company also acquired the U.S. marketing rights to OncasparTM, manufactured by Enzon, Inc. for use in the treatment of acute lymphoblastic leukemia.
OncasparTM is the first oncology drug to be marketed in the United States by RPR. The Company is currently a partner in a joint venture with Immune Response Corporation ("IRC") to develop an AIDS immunotherapeutic vaccine. Certain issues regarding the joint and individual responsibilities of RPR and IRC have recently been clarified through arbitration proceedings.

For the three-month period, gross margin remained level with the prior year as changes in product mix and price neutralized cost improvements. At $130 million, operating income margin was approximately two percentage points below the 1993 quarter. The benefit of lower selling expenses due to previous sales force reductions was more than offset by increased marketing expenses in Germany and the U.S. and higher research and development expenditures as a percentage of sales. On a full year basis, the Company's investment in research and development is expected to approach $600 million.

Management is currently considering a restructuring program aimed at streamlining worldwide manufacturing operations as well as selling, marketing and administrative activities in selected markets. The measures are intended to contribute to the broader objective to reduce operating costs, exclusive of research and development. The cost of the program, when recorded, will likely have a material impact on 1994 quarterly and annual results. Approval of the restructuring measures is likely to occur during the second quarter.

Net interest expense declined 42% as a result of lower average net debt balances and lower average interest rates particularly in Europe.
Preferred dividends were higher due to a net increase in outstanding preferred shares and the effect on auction rate dividends of higher U.S. short-term interest rates in the first quarter of 1994.

Other expense included losses of $5 million associated with the Company's third quarter 1993 equity investment in Applied Immune
Sciences, Inc. ("AIS").

The Company records income tax expense based on an estimated full year effective income tax rate. The first quarter estimated effective tax rate was 29.1% and 29.2% in 1994 and 1993, respectively.

FINANCIAL CONDITION

Net cash provided by operating activities was $126 million for the first quarter, representing a $35 million decrease versus the comparable prior year period, reflecting lower earnings and higher cash outlays for income taxes, partially offset by lower working capital needs.

Investing activities used cash of $58 million, including $44 million for capital expenditures. Although lower in the 1994 first quarter, capital expenditures for the full year are expected to approximate 1993 levels.

Cash used in financing activities decreased $46 million to $68 million due to a lower level of debt repayments, offset in part by common share repurchases and higher dividends. During the quarter, the Company repurchased approximately one million of its common shares ($40 million) for the Employee Benefits Trust to fund employee benefits in the U.S; such share repurchases totaled $5 million in the first quarter 1993 when the program was initiated. Dividends paid to common shareholders totaled $38 million or $.28 per share, an increase of 27% per share from the prior year period.

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio was .26 to 1 at March 31, 1994 and December 31, 1993. At March 31, 1994, the Company classified approximately $350 million of notes payable as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

The Company had committed lines of credit totaling $1.4 billion on March 31, 1994 with no borrowings outstanding under these lines. Of this amount, $700 million relates to a long-term revolving credit facility unconditionally guaranteed by RP; the amount available reduces by $200 million per year until expiration of the facility in 1997. On April 30, an additional $100 million of the facility expired. In a separate agreement with RP, the Company has agreed to maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company has an additional $745 million available under several multi-currency line of credit agreements expiring throughout the next five years.

Pursuant to a shelf registration filed in 1993, the Company has the ability to issue $325 million in debt securities or preferred shares.

At March 31, 1994, the ratio of current assets to current liabilities was 1.51 to 1 compared with 1.37 to 1 at year-end due to the replacement of short-term borrowings with RP by third party long-term borrowings. Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.

Long-term liquidity is dependent upon the Company's competitive position, including its ability to adapt to the changing marketplace, discover, develop and market innovative new therapies, and maximize the benefits of new business alliances. In addition to its 1993 collaboration with AIS in the area of gene and cell therapy, the Company recently entered into an alliance with Caremark International Inc., a pharmaceutical benefit management company, to enhance the delivery of cost-effective drug therapies.

On April 28, 1994, the Board of Directors declared a cash dividend of $.28 per common share payable May 31, 1994 to shareholders of record May 10, 1994, an increase of 17% from the second quarter 1993.

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 6 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
Diethylstilbestrol ("DES") Litigation
- -------------------------------------
There are approximately two hundred legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed.
While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United States District Court for the Northern District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants. In at least seven DES actions, plaintiffs have sought certification of a class and have been unsuccessful. As the facts of each individual lawsuit vary widely, the Company does not believe that class action status is warranted and intends to vigorously oppose this petition requesting class action certification. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH ("Nattermann") with respect to DES-related legal actions brought against certain of its former U.S.
subsidiaries. Under the terms of the 1990 Acquisition Agreement with Rhone-Poulenc S.A. (RP), RP is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million.
The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.

AHF Litigation
- --------------
There are approximately one hundred seventy-nine pending lawsuits in the United States, twenty-five in Canada and fifty-four in Ireland against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, the Company's Plasma Alliance, Inc. subsidiary, and in some instances, the Company, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's; none of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately sixty-three claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management believes the number of lawsuits filed will continue to trend upward. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believes this verdict to be inconsistent with evidence specific to the case and, accordingly, it filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court has denied both motions. Armour has appealed this judgment to the United States Court of Appeals for the Eleventh Circuit. Regardless of the outcome of this case, and because the facts vary widely in such cases, the Company does not view this verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. Additionally, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois in November 1993. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980's were not negligent as alleged and accordingly were not liable to the claimant. Plaintiff's post-trial motion seeking a new trial was denied. Plaintiff recently appealed the judgment to the United States Court of Appeals for the Seventh Circuit. Although there are no other actions pending against Armour which are presently at trial, three cases are presently set for trial in 1994 and Armour reasonably expects that other cases will proceed to trial in the future.

In December 1993, the Federal Multi-District Litigation Panel authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. As of March 1994, four proposed federal class action lawsuits (Wadleigh, et al. v. Armour Pharmaceutical Company, et al., United States District Court, Northern District, Illinois; Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al., United States District Court, Idaho District; Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Eastern District of Louisiana; and Timmy Dale Martin, et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Northern District of Alabama; and one proposed state class action (D.K., L.K.; R.K., Sr., et al.; v. Armour Pharmaceutical Company, et al., Superior Court, Middlesex County, New Jersey), have been filed against several fractionators, including Armour. As the facts in each individual lawsuit vary widely, Armour does not believe that class action status is warranted in any of these actions. Previously, two U.S. Federal Courts and one State Court had denied petitions for class action certification; most recently, in April 1994, the New Jersey Superior Court denied permission to bring the above-mentioned state class-action lawsuit. The Company intends to vigorously oppose the remaining petitions requesting class action certification.

In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the National Hemophilia Foundation, concerning the issue of assistance
for U.S. hemophiliacs infected with HIV.   These discussions are not
active at this time. While Armour will continue to vigorously defend its position in all cases and claims brought against it, the Company will evaluate alternative ways of resolving pending and threatened litigation.

The Company has contractual rights to certain insurance coverage provided by insurance carriers to Revlon, Inc., the party from which it purchased the Armour business in 1986 ("Revlon carriers"). The Company also believes it has certain insurance coverage from another principal insurance carrier ("principal carrier") and from an umbrella insurance carrier. In addition, the Company believes it has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if certain self-insured retention levels from relevant insurable losses are exceeded. The Company has been involved in litigation with the principal and umbrella carriers as well as with certain of the Revlon carriers, relative to carrier defense and indemnity obligations associated with AHF litigation. A trial in the insurance coverage litigation, if necessary, would take place in the United States District Court for the Eastern District of Pennsylvania sometime in 1994. In August 1993, the Court granted the Company's motion for partial summary judgment, deciding that the principal carrier is obligated to provide a defense to the Company for the AHF litigation. The Company and certain of the carriers are engaged in extensive discussions aimed principally at settling the extent and other conditions of coverage of those carriers. Based upon these discussions, the Company believes that, although not a certainty, a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5") is probable of occurrence.

Antitrust Litigation
- --------------------
The Company has been named as a defendant in six antitrust actions pending in state and federal courts in Northern California, eleven in Federal Court in the Southern District of New York, and single actions in the District of Minnesota, the District of South Carolina, the Southern District of Ohio, the Southern District of Georgia, and in state court in Alabama. The suits allege that RPR, certain other pharmaceutical companies and wholesalers and a large mail order concern discriminated against independent community pharmacist plaintiffs with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. Most of the federal actions purport to be class actions, as do four of the five state cases. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are consistently pleaded.

The Judicial Panel on Multi-District Litigation has consolidated federal cases in which the Company is a named defendant with several other related federal actions in which the Company is not named as a defendant for purposes of coordinating overlapping pre-trial proceedings, such as discovery. The cases have been coordinated in the Northern District of Illinois. Similarly, the five state cases in which the Company is named have been coordinated with four other cases in which the Company is not named as a defendant in the Superior Court for the County of San Francisco.

While the aforementioned cases are in their early stages, the Company believes that the claims are without merit and it intends to vigorously defend these lawsuits.

Patent and Intellectual Property Litigation
- -------------------------------------------
The Company is a plaintiff in a patent infringement lawsuit with Chiron Corporation filed in the United States District Court in California involving the patent licensed exclusively to the Company by the Scripps Research Institute ("Scripps") covering the antihemophilic Factor

VIII:C. The Court is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the next six to twelve months.

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. patent rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XRR product. Tanabe and MMD are requesting relief in the form of an Exclusion Order and a Cease and Desist Order. The Company has raised several defenses, including lack of jurisdiction, patent invalidity, and non-infringement. The ITC has suspended the proceeding indefinitely in view of an ongoing reexamination proceeding involving the Tanabe U.S. process patent.

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

ITEM 4.         Submission of Matters to a Vote of Security Holders
                ----------------------------------------------------
At the Annual Meeting of Shareholders held on April 28, 1994, the four nominees to the Board of Directors were elected to three-year terms ending in 1997 and the selection of independent accountants for 1994 was ratified.


ITEM 6.         Exhibits and Reports on Form 8-K
                ---------------------------------
a.  Exhibits

      10   Material contracts:

           a.Employment Agreement with Robert E. Cawthorn,
             dated March 18, 1994.
           b.Rhone-Poulenc Rorer Senior Partner Long-Term
             Capital Plan, effective January 1, 1994.
           c.Rhone-Poulenc Rorer Inc. Executive Deferral
             Plan, effective December 1, 1993.

      11   Statement re computation of earnings per common share.
      15   Letter re unaudited interim financial information.

b.  Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarter for which this report is filed.

                                     SIGNATURES







      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RHONE-POULENC RORER INC.
                             -----------------------------------------------
                                (Registrant)





    May 13, 1994                /s/PATRICK LANGLOIS
   --------------             -----------------------------------------------
                                   Patrick Langlois
                                   Senior Vice President and
                                   Chief Financial Officer



    May 13, 1994                /s/DANIEL J. PEDRIANI
   --------------             -----------------------------------------------
                                   Daniel J. Pedriani
                                   Vice President-Corporate Controller
                                   Chief Accounting Officer

                      INDEX TO EXHIBITS





Exhibit No.                                                         Page
- -------------                                                      ------

    10         Material contracts:

               a.Employment Agreement with Robert
                 E. Cawthorn, dated March 18, 1994.                  22
               b.Rhone-Poulenc Rorer Senior Partner
                 Long-Term Capital Plan, effective
                 January 1, 1994.                                    27
               c.Rhone-Poulenc Rorer Inc. Executive
                 Deferral Plan, effective
                 December 1, 1993.                                   43

    11         Statement re computation of earnings
               per common share.                                     53

    15         Letter re unaudited interim financial
               information.                                          54

                                                                EXHIBIT 10a.


                        Rhone-Poulenc Rorer Inc.
                           500 Arcola Road
                            P.O. Box 1200
                      Collegeville, PA  19426-0107





Mr. Robert E. Cawthorn                                        March 18, 1994
50 Crosby Brown Road
Gladwyne, PA  19035

                           Employment Agreement
                          ----------------------
Dear Mr. Cawthorn:

This letter agreement (the "Agreement") sets forth our understanding concerning the terms of your continued employment with RHONE-POULENC RORER INC. (the "Company") during the employment period (as defined below).

1. Prior Agreements. Except as otherwise specifically provided herein, effective as of May 5, 1994, this Agreement amends and restates in full the employment agreement between you and the Company, dated March 12, 1990, as amended (the "Prior Agreement"), and the letter agreement between you and the Company, dated March 12, 1990, describing certain methodologies and referred to in the Prior Agreement (the "Letter Agreement"). During the period between the date hereof and May 5, 1994, the Prior Agreement and the Letter Agreement shall govern the terms and conditions of your employment with the Company, provided, however, that Paragraphs 3, 11(a), 11(b), 12(a) and 12(b) of the Prior Agreement shall not apply after the date hereof and the employment term under the Prior Agreement shall terminate as of May 4, 1994 by our mutual consent and without any liability of the Company to you for severance or otherwise.

2. Employment Period. The period of your employment here-under will commence on May 5, 1994 and end on May 4, 1995, provided, however, that (i) your employment here-under will be automatically extended for one (1) year on each May 5th unless either you or the Company shall have given ninety (90) days' prior written notice to the other of a desire that such automatic extension not occur and (ii) your employment hereunder will automatically terminate upon your resignation as Chief Executive Officer of the Company.







                                      1

3. Position and Duties. During the employment period, you will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company, which are the positions you currently hold, having relinquished the position of President in 1991. You will have such responsibilities, duties and authority as you have as of the date hereof in your positions as Chairman and Chief Executive Officer of the Company. You agree to serve without additional compensation, if elected or appointed thereto, as a director of any of the Company's subsidiaries and in one or more executive offices of any of the Company's subsidiaries, provided that you are indemnified for serving in any and all capacities by the Company on a basis no less favorable than is provided by the Company to you with respect to your services to the Company, except as may be limited by applicable law. Effective on the last day of the employment period, you will be deemed to have resigned from all positions, directorships and offices you then hold with the Company or any of its subsidiaries, unless the Company will have requested and you will have agreed to continue to serve in such capacity.

4.        Compensation.

          a. Amount. In consideration for your services under this Agreement, your cash compensation for the employment period will consist of salary at the rate of your 1994 Salary and your 1994 Bonus. "1994 Salary" means the annual rate of salary for the twelve-month period commencing on March 15, 1994 determined in accordance with Paragraph 5 of the Prior Agreement. "1994 Bonus" means the bonus payable to you for the period January 1, 1994 through December 31, 1994 determined in accordance with Paragraph 6 of the Prior Agreement.

          b. Time of Payment. Your compensation will be paid to you in the following manner:

                  i.You will be paid base salary semi-monthly in arrears at
                    the 1994 Salary annual rate.

                  ii.Not later than March 15, 1995, you will be paid an
                    amount equal to your 1994 Bonus; provided, however, that upon any termination of your employment prior to December 31, 1994 due to your resignation as Chief Executive Officer of the Company, the amount of your 1994 Bonus shall be reduced to an amount proportionate to the actual number of days during the bonus period in which you served as Chief Executive Officer and such reduced 1994 Bonus will be paid to you within ten (10) days of such resignation.

              c. Lump-sum Payment upon Termination.  On the day after the last day of the employment period (as the same may be extended), you will be paid a lump-sum amount equal to one times the 1994 Salary and 1994 Bonus (on a full year basis).

5. Equity Compensation. No later than March 15, 1995, and provided that at such time you hold your position as Chief Executive Officer, the Company will grant you stock options for shares of common stock of the Company in an amount determined in accordance with Paragraph 8(b) of the Prior Agreement and on such other terms as provided to other senior executives. Upon the later of termination of your position as Chief Executive Officer or May 4, 1995, (a) any restrictions on any restricted shares you then hold will lapse, (b) any vested stock options you then hold and such additional stock options that would be vested as of such date if you had continued in employment through such date will be exercisable for a period of five (5) years following such date (it being understood that any vested stock options the ten year term of which would normally expire at any time prior to the end of such five year period shall expire at such normal time), and (c) any unvested stock options you then hold will automatically expire.

6. Benefits. During the employment period, you will be entitled to the same benefits to which you are entitled under Paragraph 9 of the Prior Agreement.

7. Unauthorized Disclosure. During the employment period and for five years thereafter, except as necessary or appropriate in the performance of your duties under this Agreement, you will not directly or indirectly disclose (except as otherwise required by a court or governmental agency) or use any trade secret or confidential information you obtained while in the employ of the Company with respect to any of the products, improvements, formulas, processes, customers, methods of distribution or methods of manufacture of the Company or any of its subsidiaries or affiliates, provided, however, that trade secrets and confidential information will not include any information known generally to the public or in the industry or industries in which the Company is involved (other than as a result of unauthorized disclosure by you).

8. Noncompetition. During the employment period and for one year thereafter you will not directly or indirectly engage or participate in, as an owner, investor, partner, shareholder, officer, employee, director, agent or consultant, any business which directly or indirectly competes with the Company or any of its subsidiaries or affiliates (other than through the ownership of not more than five percent of the voting stock of any corporation).

9.        Miscellaneous.

              a. Notices.  All notices and communications required or permitted to be given hereunder shall be duly given delivering the same in hand or by depositing such notice or communication in the mail, sent by certified or registered mail, return receipt requested, postage prepaid, or by delivery by overnight courier, with a receipt obtained therefore, as follows:


If sent to the Company:                          RHONE-POULENC RORER INC.
                                                 500 Arcola Road
                                                 P.O. Box 1200
                                                 Collegeville, PA 19426-0107

                                                 Attn:   General Counsel

with copy to:                                    RHONE-POULENC S.A.
                                                 25, quai Paul Doumer
                                                 92408 Courbevoie Cedex
                                                 FRANCE
                                                 Attn: Directeur des Affaires
                                                     Juridiques et des Accords


If sent to you:                                  50 Crosby Brown Road
                                                 Gladwyne, PA 19035

or such other address as either party furnished to the other by like notice.

    a. Tax Withholding. All amounts paid to you hereunder will be subject to applicable federal, state and local tax withholding.

    b. Amendment. This Agreement may be amended only by a written document signed by the parties hereto.

    c. Governing Law. This Agreement will be governed by, and construed in accordance with, the law of the Commonwealth of Pennsylvania.

    d. Counterparts. This Agreement may be executed in any number of counterparts, each executed counterpart constituting an original and such counterparts together constituting one agreement.


If you agree with the terms of your employment as set forth in this Agreement, please execute the duplicate copy hereof in the space provided below.


                                         RHONE-POULENC RORER INC.


                                         By   /s/ David A. Brandies
                                             -----------------------
                                                 Vice President



ACCEPTED AND AGREED:
- ----------------------



By /s/ Robert E. Cawthorn
   -----------------------
       Robert E. Cawthorn


ACKNOWLEDGED AND CONSENTED TO:

RHONE-POULENC S.A.



By  /s/ Jean-Marc Bruel
    --------------------
        Jean-Marc Bruel

                                                                 EXHIBIT 10b.

                             RHONE-POULENC RORER
                      SENIOR PARTNER LONG TERM CAPITAL PLAN

                          TABLE OF CONTENTS
                         -------------------

Article          Subject Matter                                     Page
- -----------------------------------------------------------------------------

I                 Purpose of the Plan                                 2

II                Definitions                                         2

III               Administration                                      3

IV                Participation                                       4

V                 Awards                                              4

VI                Accounts                                            6

VII               Vesting                                             7

VIII              Distribution of Account                             7

IX                Death Benefits                                     10

X                 Amendment and Termination                          10

XI                Miscellaneous                                      10

                               PURPOSE OF THE PLAN
                             ------------------------
       1.1Purpose. The purpose of the Rhone-Poulenc Rorer Senior Partner Long Term Capital Plan (the "Plan"), as set forth herein and as the same may hereafter be amended, is to provide performance incentives to certain designated executives of Rhone-Poulenc Rorer Inc.("RPR") who have made, and who it is anticipated will continue to make, contributions that are instrumental to the success of RPR and its affiliates (hereinafter collectively referred to as the "Company"). It is the intent of the Company that "Notional Shares" be awarded, based on certain Company financial results, and allocated to accounts for designated participants in the Plan to enable them to receive benefits based upon the financial performance of the Company.


                                   ARTICLE II

                                  DEFINITIONS
                                 -------------

      2.1"Account" means a bookkeeping account established under the Plan with respect to a Senior Partner which reflects the number of Notional Shares standing to the credit of the Senior Partner under the Plan and the value thereof. A Senior Partner's Account shall consist of a "Long-Term Account" and a "Short-Term Account".

      2.2"Award" means an award under Article V hereof to be converted to Notional Shares and credited to a Senior Partner's Account.

      2.3"Award Date" means the date an Award is credited to a Senior Partner's Account.

      2.4"Base Salary" means the annual amount of base salary and wages paid by the Company to an Employee for any calendar year of employment including elective deferrals under IRC Sections 125 and 401(k).

      2.5"Board" means the Board of Directors of RPR.

      2.5[sic]"Committee" means the Executive Personnel and Compensation Committee of the Board which shall perform specified duties with respect to the Plan.

      2.6"Effective Date" means January 1, 1994.

      2.7"Employee" means any individual employed by the Company.



                                      2

      2.8"Notional Share" means a single unit credited to the Account of a Senior Partner which shall be deemed to be equal in value to one share of the common stock of RPR.

      2.9"Plan" means the Rhone-Poulenc Rorer Inc. Senior Partner Long Term Capital Plan, as the same is set forth herein, and as it may be amended from time to time.


      2.10"Senior Partner" means any Employee who is an executive of the Company (Grade 46 or above) and who is designated as a Senior Partner by RPR's Executive Council. The status of an Employee as a Senior Partner shall terminate on the first to occur of (i) the date specified by the Executive Council (which shall not be retroactive without the written consent of the Employee) or (ii) the date on which the Senior Partner Separates from Employment.

      2.11"Separates from Employment" means the Employee's termination of employment from the Company. Except as otherwise provided herein, a Separation from Employment shall be deemed to have occurred on the last day of the Employee's service to the Company and shall be determined without reference to any compensation continuation arrangement or severance benefit arrangement that may be applicable.

                                 ARTICLE III

                                ADMINISTRATION
                               ----------------
      3.1Administration. The Plan shall be administered by the Committee which shall have full power and authority to interpret the Plan, to prescribe, amend and rescind any rules, forms and procedures as it deems necessary or appropriate for the proper administration of the Plan and to make any other determinations, including factual determinations, and to take any other such actions as it deems necessary or advisable in carrying out its duties under the Plan. All action taken by the Committee arising out of, or in connection with, the administration of the Plan or any rules adopted thereunder, shall, in each case, lie within its sole discretion, need not be uniform as to similarly situated persons and shall be final, conclusive and binding upon the Company, the Board, all Employees, all beneficiaries of Employees and all persons and entities having an interest therein.

      3.2Expenses. Members of the Committee shall serve without compensation for their services under the Plan unless otherwise determined by the Board. All expenses of administering the Plan shall be paid by the Company.

      3.3Indemnification. The Company shall indemnify and hold harmless each member of the Committee from any and all claims, losses, damages, expenses (including counsel fees) and liability (including any amounts paid in settlement of any claim or any other matter with the consent of the Board) arising from any act or omission of such member, except when the same is due to gross negligence or willful misconduct.



                                    ARTICLE IV

                                   PARTICIPATION
                                  ---------------
      4.1Eligibility.  All Senior Partners shall be eligible to participate in the Plan. Designation as a Senior Partner does not constitute an Award. No Award may be made to an Employee or former Employee on or after ceasing to be a Senior Partner (unless such Employee has subsequently resumed Senior
Partner status).

                                     ARTICLE V

                                      AWARDS
                                     --------
      5.1Performance Period.         The Committee shall establish and announce
a measurement period over which the performance of the Company shall be determined (the "Performance Period"). The initial Performance Period shall be a period of three years commencing on January 1, 1994. Unless the Committee determines and announces otherwise, succeeding Performance Periods shall be three-year periods commencing on each January 1 thereafter.

      5.2Determination of Award.

      (a)Awards under the Plan for each Performance Period shall be based on the Company's economic performance during the applicable Performance Period (the "Corporate Goals") in relation to similar performance by a group of companies deemed by the Committee to be comparable in the industry. The Corporate Goals, a list of comparable companies and a calculation methodology from which to determine the amount of any Award for a Performance Period based on the level of Corporate Goals attained for that Performance Period are attached hereto, and incorporated herein, as Exhibit A.

      (b)At the end of each Performance Period, the Committee shall determine how the Company has performed in relation to the Corporate Goals. If the Company's performance during a Performance Period is sufficient to warrant the granting of Awards, the amount of Award for each Senior Partner, as calculated in accordance with Exhibit A, shall be a uniform percentage of the Senior Partner's Base Salary paid in the final year of the Performance Period; provided, however, that the maximum Award for any Performance Period shall not exceed 50% of such Base Salary.

      (c)In the event that the Company has not met the Corporate Goals set by the Committee for a Performance Period, a reduction in each Senior Partner's Account shall be made, as calculated in accordance with Exhibit A, in a uniform percentage of each Senior Partner's Base Salary, as determined by the Committee, but not to exceed 50% of the amount of the Senior Partner's Base Salary paid in the final year of the Performance Period; provided, however, that no such reduction may be applied against the Senior Partner's Kick-off Award, pursuant to Section 5.3 hereof.

      5.3Kick-off Award. Each Senior Partner on the Effective Date shall receive an initial award as of such date (the "Kick-off Award") equal to 25% of the Senior Partner's then current Base Salary. Each other Senior Partner shall receive a Kick-off Award upon becoming a Senior Partner in the same percentage although such Award may be taken into account in determining the amount of stock options or restricted stock granted to such Senior Partner under the Company's long term incentive program.

      5.4Notification. Each Senior Partner shall be notified in writing of each Award and to the extent that any Award shall be subject to terms, conditions and limitations not set forth in the Plan, the Senior Partner shall be advised of such terms, conditions and limitations.

      5.5Ownership Requirement. Notwithstanding anything in this Plan to the contrary, and subject to the provisions of subsection (b) below, no Award shall be made to any Senior Partner (and lost Awards shall not be restored) at any time that the Senior Partner does not beneficially own a number of shares of common stock of RPR equal in value to at least one year of the Senior Partner's Base Salary as determined on January 1 of each year; provided, however, that until the expiration of the time period as applicable to the Senior Partner under subsection (b) below, the requirement shall be based upon the Senior Partner's Base Salary as of January 1, 1994. For the purposes hereof:

      (a) a Senior Partner shall be deemed to own shares of RPR common stock equal to the number of Notional Shares credited to the Senior Partner's Account under the Plan at any time (including shares attributable to the Kick-off Award) and for each share of RPR common stock owned outside the Plan;
provided, however, that shares subject to an option shall not be deemed to be beneficially owned until the option is exercised and the shares subject thereto are actually issued to the Senior Partner; and

      (b)a Senior Partner shall have the following amount of time (and Awards shall not be lost during this period) following designation as a Senior Partner (whether on or after the Effective Date) to meet the ownership requirement depending upon the Senior Partner's assigned participation level, applied by the Committee, as follows:


                                              Time Period to
           Senior Partner                     Satisfy Requirement after
           Participation Level           Becoming Senior Partner
  ---------------------------------------------------------------------------

                 1                                 2 years
                 2                                 2 years
                 3                                 2 years
                 4                                 3 years
                 5                                 3 years
                 6                                 4 years

                             ARTICLE VI

                              ACCOUNTS
                             ----------

      6.1Establishment. The Committee shall cause the Company to establish an Account for each Senior Partner on the Company's books and shall cause an allocation to each such Account of the number of Notional Shares credited to the Senior Partner by reason of each Award under Article V hereof. Each Award (or reduction), under Section 5.2 hereof, shall be credited (or debited) 50% to the Senior Partner's Long-Term Account and 50% to the Senior Partner's Short-Term Account. The Notional Shares attributable to a Senior Partner's Kick-off Award shall be credited to the Senior Partner's Long-Term Account but shall be accounted for separately thereunder until the Senior Partner's right to those Notional Shares is fully vested in accordance with the provisions of Section 7.2 hereof.

      6.2Determination of Number of Notional Shares. The amount of each Award shall be converted to Notional Shares by dividing the amount of the Award by the value of one share of RPR common stock on the Award Date. The value of a share of RPR common stock shall be the closing price of such shares on the principal stock exchange on which the shares are traded on the Award
Date or, if not so traded, as determined by the Committee.


      6.3Valuation and Reporting. A valuation of the Notional Shares shall be made on an annual basis as of December 31 of each year and each Employee who is, or who was, a Senior Partner shall receive a statement as to the number of Notional Shares credited to the Employee's Account and the value thereof as soon as practicable following that date.





                                      6

                                ARTICLE VII

                                 VESTING
                                ----------


      7.1General Rule. Except as provided in Section 7.2 hereof, each Employee shall at all times be fully vested in the value of the Employee's Account; provided, however, that the Employee's right to an amount to be distributed from the Account may be reduced pursuant to the provisions of Section 5.2(c) hereof.

      7.2Vesting of Kick-off Award. The Kick-off Award shall vest ratably over the six year period beginning on January 1, 1994 so that each Senior Partner receiving a Kick-off Award shall have a vested interest in 16 2\3% of the value of the Kick-off Award for each year of continued employment commencing on the Effective Date and shall have a fully vested right to the Kick-off Award on December 31, 1999. Notwithstanding the foregoing, an Employee shall also have a fully vested right to the Kick-off Award if the Employee Separates from Employment on account of death, disability that qualifies the Employee for benefits under the Company's long term disability plan ("Disability"), or retirement pursuant to a qualified retirement plan of the Company.

      7.3Termination of the Plan or Change of Control. In the event that the Plan is terminated by action of the Board pursuant to Article X hereof or there occurs a Change of Control of RPR, 100% of all Awards credited to the Employee's Account shall be fully and immediately vested. For the purposes hereof, a "Change of Control" shall be deemed to have occurred if Rhone-Poulenc S.A. and its Affiliates (as used herein, the term "Affiliates" shall be deemed to include any corporation, joint venture, or other business enterprise, whether incorporated or unincorporated, which Rhone-Poulenc S.A. directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with) cease to be the beneficial owners (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) of securities of RPR representing more than fifty percent (50%) of the combined voting power of RPR's then outstanding securities.

                               ARTICLE VIII

                          DISTRIBUTION OF ACCOUNT
                         -------------------------
      8.1General Requirements. Cash shall be distributed under the Plan in respect of the value of the Notional Shares credited to an Employee's Account unless the Committee determines to make all or a portion of such distribution in an equivalent number of shares of RPR common stock. No distribution may take place prior to six months following the relevant Award Date of the Notional Shares as to which the amount to be distributed is attributable. All payments shall be made in the form of a single distribution; provided, however, that the Committee may determine to make the payment due hereunder in any year in the form of equal annual installments which shall be payable over a ten-year period if the Com-mittee believe that a lump sum payment would create a hardship to the Company. If the Committee elects to make the payments hereunder in the form of install-ments, interest shall be credited on the unpaid balance in an amount equal to the lowest rate necessary to avoid imputed or unstated interest under the applicable provisions of the Internal Revenue Code of 1986, as amended, or the relevant statute in effect at the time.

      8.2Short-Term Account.

      (a)Unless the Senior Partner elects otherwise under subsection (b), the value of Notional Shares credited to the Senior Partner's Short-Term Account shall be distributed in three annual installments made within thirty days following the end of each of the first three years following the close of each Performance Period resulting in an allocation of such Notional Shares to that Account based on the value of the number of Notional Shares being distributed on each date (but subject to any reduction mandated by Section 5.2(c) hereof).

      (b) A Senior Partner may make a written election, in the manner and in the form prescribed by the Committee, to defer the receipt of the value of the Notional Shares credited to the Senior Partner's Short-Term Account for any Performance Period by making such election at any time prior to the close of the relevant Performance Period. Any such election shall become irrevocable as of the last day of such Performance Period and shall remain in effect for all subsequent Performance Periods until revoked in writing prior to the close of the then current Performance Period. In the event of such an election, the distribution of the value of the Senior Partner's Short-Term Account attributable to such Performance Period shall be determined and distributed at the same time as the value of the Senior Partner's Long-Term Account attributable to that Performance Period.

                            8.3Long-Term Account.

      (a)Unless the Senior Partner elects otherwise under subsection (b), the value of Notional Shares credited to the Senior Partner's Long-Term Account shall be distributed in one lump sum made within thirty days following the Senior Partner's 60th birthday and within thirty days of the close of each subsequent fiscal year of RPR based on the value of the number of Notional Shares being distributed on each date (but subject to any reduction mandated by Section 5.2(c) hereof).

      (b)A Senior Partner may make a written election, in the manner and in the form prescribed by the Committee, to defer the receipt of the value of the Notional Shares credited to the Senior Partner's Long-Term Account for any Performance Period by making such election at any time prior to the close of the relevant Performance Period. Any such election shall become irrevocable as of the last day of such Performance Period. In the event of such an election, the distribution of the value of the Senior Partner's Long-Term Account attributable to such Performance Period shall be determined and distributed within 60 days following the Senior Partner's Separation from Employment.

      8.3Separation from Employment Prior to Age 60. In the event of an Employee's Separation from Employment prior to the attainment of age 60, the Employee's Short-Term Account shall be liquidated and the value thereof distributed within 60 days after the effective date of the Employee's Separation from Employment. The value of the Employee's Long-Term Account shall be frozen and an amount equal to such value shall be distributed to the former Employee within 60 days after that individual's 60th birthday.

      8.4Termination of Plan. Notwithstanding the provisions of Sections 8.2 and 8.3 hereof, in the event that the Plan is terminated by action of the Board pursuant to Article X, all Notional Shares may be liquidated at the direction of the Committee at any time after the expiration of sixty days after the date of termination and the value of the Employee's Account distributed at that time.

      8.5Separation from Employment for Cause. Notwithstanding anything herein to the contrary, no payments shall be made under the Plan on or after the date that the Committee determines that an Employee's Separation from Employment was for "Cause," whether or not such determination is made before payments commence hereunder. For the purposes hereof, "Cause" shall include (i) the willful failure by the Employee to substantially perform his duties other than by reason of Disability, (ii) the willful engaging by the Employee in gross misconduct materially injurious to the Company, (iii) or the willful disclosure by the Employee of confidential information of the Company which results in material injury to the Company.

      8.6Hardship Withdrawal. In the event the Senior Partner incurs a significant financial hardship while employed by the Company, as determined by the Committee, the Senior Partner may apply, in writing, for a withdrawal from that portion of the Senior Partner's Short-Term Account or Long-Term Account attributable to Awards the distribution of which has been deferred pursuant to the provisions of Subsections 8.2(b) or 8.3(b) hereof. The Committee shall determine whether to permit such a withdrawal and, based upon the Senior Partner's application, the amount necessary to satisfy that hardship, which shall be distributed in a single sum as soon as practicable after the Committee's determination.







                                     9

                               ARTICLE IX

                             DEATH BENEFITS
                            ----------------
      9.1Death of an Active Employee. In the event of the death of an Employee while employed by the Company, who is, or who was, a Senior Partner, the Employee's beneficiary as designated under the Company's group term life insurance plan or other statutory plan of insurance, as applicable, shall receive any payments due. The value of the Employee's Account shall be liquidated within 60 days after the Employee's death. The cash resulting from such liquidation shall be distributed in the form of a lump sum in cash to the designated beneficiary, or, in the event that there is no designated beneficiary, to the Employee's estate.

      9.2Death after Separation from Employment. In the event of the death of a former Senior Partner after a Separation from Employment, the portion of the individual's Account that has not yet been liquidated shall be distributed in the form of a lump sum to the designated beneficiary, or, in the event that there is no designated beneficiary, to the former Employee's estate within 60 days of death or the date the former Employee would have attained the age of 60, if later.

                          ARTICLE X

                    AMENDMENT AND TERMINATION
                   ---------------------------
      10.1Amendment. The Plan and any Awards issued thereunder may be amended by the Committee at any time and from time to time all without prior notice to any person or entity; provided, however, that no such amendment shall have the effect of divesting an Employee of the Employee's interest in any Award already made or allocated to the Employee's Account.

      10.2Termination. Continuance of the Plan is completely voluntary and is not assumed as a contractual obligation of the Company. The Committee, acting on behalf of the Company, shall have the right to terminate the Plan in whole or in part at any time without prior notice to any person or entity; provided, however, that such termination shall not have the effect of divesting an Employee of the Employee's interest in any Award already made or allocated to the Employee's Account.

                             ARTICLE XI

                            MISCELLANEOUS
                          ----------------
      11.1No Obligation as to Employment. The Company is not, by reason of this Plan, obligated to continue to employ any Employee in any employment capacity nor shall any portion of this Plan effect in any way the right or power of the Company to determine any Employee's employment with the Company.

      11.2No Rights as Shareholder. No Employee shall have any rights as a shareholder of RPR, including the right to any cash dividends or other distributions, as the result of a grant to him of any Award or the crediting of any Notional Shares to the Employee's Account.

      11.3Any amounts payable hereunder shall not be deemed salary or other compensation to an Employee for the purposes of computing benefits to which the Employee may be entitled under any other arrangement established by the Company for the benefit of its employees.

      11.4Controlling Law. The provisions of the Plan shall be construed and applied under the laws of the Commonwealth of Pennsylvania.

      11.5Senior Partner's Rights Unsecured. The right of any Employee or of the beneficiary of any Employee to receive a distribution or payment under the Plan shall be an unsecured claim against the general assets of the Company. Title to and beneficial ownership of any assets, whether cash or investments which the Company may set aside or earmark to meet its deferred obligation hereunder, shall at all times remain in the Company; and no Employee or beneficiary shall under any circumstances acquire any property interest in any specific assets of the Company. Title to any assets set aside in trust by the Company shall be in the trustee of the trust for the benefit of the Company.

      11.6Severability of Provisions. If any provision of the Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not effect any other provisions hereof and the Plan shall be construed and enforced as if such provisions had not been included.

      11.7Headings and Captions. The headings and captions herein are provided for convenience only, and shall not be construed as part of the Plan, and shall not be employed in the construction of the Plan.

      11.8Gender and Number. Except where otherwise clearly indicated by the context, any gender specific word used in the Plan shall apply equally to the opposite gender, the singular shall include the plural and the plural shall include the singular.

      11.9Payments to Incapacitated Payees. Any benefit payable to or for the benefit of a payee who is a minor, an incompetent person, or is otherwise incapable of receipting therefore shall be deemed paid when paid to such person's guardian or to the party providing, or a reasonably appearing to provide, the care for such person, and such payment shall fully discharge the Company, the Committee, the Board and all other parties with respect thereto.

      11.10 Alienation. The rights of any Employee under this Plan are personal and may not be assigned, transferred, pledged or encumbered. Any attempt to do so shall be void.

                            Exhibit A

I.        Corporate Goals - Net Income Performance:

      Net income is "net income" as reported in RPR's annual published income statement on Form 10-K, but reduced by the following items which are disclosed in that financial statement or footnotes thereto:

 -  restructuring charges, net of tax;

 - after-tax gain or loss on disposal of a business segment (i.e., gain or loss from the sale/disposal transaction itself excluding the profit or loss from operation of the segment during the period) which is disclosed in a footnote to the financial statement;

 - after-tax cost or benefit from changes in accounting principle or estimate which are disclosed in a footnote to the financial statement;

 - after-tax gain or loss reported as an "extraordinary item" in an accounting sense; and

 - other clearly significant and unusual one-time costs or benefits, net of tax, which are disclosed in a footnote (example: the 1993 receipt by RPR of $105 million proceeds from litigation settlement).

At the end of each three-year Performance Period, RPR will measure the percentage of its growth in Net Income. This result will be measured against the average percentage of growth in Net Income of companies in the Dow Jones' pharmaceutical index. The result will determine whether an Award is due (or a reduction is to be made) under the Plan.













                                      12

II.       Comparable Companies:
The following companies will be used to measure against RPR's percentage growth in Net Income:

                      American Home Products
                      Bristol-Myers Squibb
                           Eli Lilly
                       Johnson & Johnson
                            Merck
                            Pfizer
                       Schering-Plough
                            Syntex
                            Upjohn
                       Warner Lambert

III.      Award Calculation Methodology:

Awards will equal 5% of Base Salary (to a maximum of 50%) for each 1% of growth in Net Income in excess of the average growth rate of the comparable companies. A 5% of Base Salary reduction will be made to the Account of each Senior Partner for each 1% of growth of Net Income below the average growth rate of the comparable companies. The following examples depict how Awards or reductions are determined - in example 1, RPR's growth in net income exceeds that of the comparable companies and there is a resulting Award. In example 2, RPR's performance lags those companies and there is a reduction to each Senior Partner's Account.


Example 1 - Assumptions:

 -       Performance Period 1994 - 1996;
 -       Industry Net Income growth averages 5%;
 -       RPR Net Income growth is 8%;
 - Exceeding the comparable companies by 3% equals a 15% of Base Salary Award (each 1% in excess of the comparable companies' average equals a 5% of Base Salary contribution, up to a maximum of 50%); and
 -       RPR estimated share price when performance is measured, $70.

Base Salary in    RPR 3-Year    3-Year      $ Value of    RPR Share    Actual
last year of     Performance    Award %        Annual       Price      Phantom
Performance      v. Industry                Contribution              Share Award
Period             +/(-)
- -------------------------------------------------------------------------------


 $200,000           +3%       +15% of Base     $30,000        $70.00      429
                                 Salary


 Example 2 - Assumptions

 -       Performance Period 1994 - 1996;
 -       Industry Net Income growth averages 6%;
 -       RPR Net Income growth is 5%;
 - Lagging the comparable companies by 1% triggers a 5% reduction to the Senior Partner's Account; and
 -       RPR estimated share price when performance is measured, $70.

Base Salary in    RPR 3-Year     3-Year     $ Amount    RPR Share     Actual
last year of      Performance   Award %       Plan        Price       Phantom
Performance       v. Industry               Reduction                  Share
Period              +/(-)                                             Reduction
- -------------------------------------------------------------------------------

 $200,000            -1%         -5% of      ($10,000)     $70.00       (143)
                                 Salary






                                                                   EXHIBIT 10c.
                             RHONE-POULENC RORER INC.
                             EXECUTIVE DEFERRAL PLAN
                             -----------------------
 In recognition of the services provided by certain key employees, the Board of Directors of Rhone-Poulenc Rorer Inc. wishes to make additional retirement benefits available to those individuals under the terms and conditions hereinafter set forth.

                                    ARTICLE 1

                                   Definitions
                                  --------------
1.1"Account" means a bookkeeping account established pursuant to Section 3.1 which reflects the amount standing to the credit of the Participant under the Plan.

1.2"Affiliated Company" means any affiliate or subsidiary of the Company.

1.3"Base Salary" means the annual amount of base salary and wages paid by the Employer to an Employee for any calendar year of employment, but excluding all Employer contributions to benefit plans and all other forms of compensation.

1.4"Beneficiary" means the person(s) designated by a Participant to receive any benefits payable under this Plan subsequent to the Participant's death. In the event a Participant has not filed a Beneficiary designation with the Company, the Beneficiary shall be the Participant's estate.

1.5"Board" means the Board of Directors of the Company.

1.6"Bonus" shall mean bonus compensation due to the Employee, if any, under the Company's Annual Performance Incentive Plan.

1.7"Code" means the Internal Revenue Code of 1986, as amended.

1.8"Committee" means the Executive Personnel and Compensation Committee of the Board which shall act for the Company in making decisions and performing specified duties with respect to the Plan.

1.9"Company" means Rhone-Poulenc Rorer Inc. and its successors.

1.10"Effective Date" means December 1, 1993.

1.11"Employee" means any individual employed by the Employer in employment grade 36 or higher on a regular, full-time basis (in accordance with the personnel policies and practices of the Employer), including citizens of the United States employed outside of and resident aliens employed in the United States.

1.12"Employer" means the Company and/or any Participating Employer, either collectively or individually, as the context requires.

1.13"Participant" means any Employee who satisfies the eligibility requirements set forth in Article 2. In the event of the death or incompetency of a Participant, the term shall mean his personal representative or guardian. An individual shall remain a Participant until that individual has received full distribution of any amount credited to the Participant's Account.

1.14"Participating Employer" means any Affiliated Company which is designated by the Board as a Participating Employer under the Plan and whose designation as such has become effective upon acceptance of such status by the board of directors of the Affiliated Company. A Participating Employer may revoke its acceptance of such designation at any time, but until such acceptance has been revoked, all the provisions of the Plan and amendments thereto shall apply to the Employees of the Participating Employer. In the event the designation as a Participating Employer is revoked by the board of directors of an Affiliated Company, the Plan shall be deemed terminated only with respect to such Participating Employer. A list of the Participating Employers in the Plan is attached hereto as Exhibit A.

1.15"Plan" means the Rhone-Poulenc Rorer Inc. Executive Deferral Plan as the same is set forth herein, and as it may be amended from time to time.

1.16"Plan Administrator" means the Company's Pension Committee when acting as the administrator of the Plan.

1.17"Plan Year" means the calendar year.

1.18"Savings Plan" means the Rhone-Poulenc Rorer Inc. Employee Savings Plan, as it may be amended from time to time.

1.19"Separates from Employment" means the Employee's termination of employment from the Employer for any reason. Except as otherwise provided herein, a Separation from Employment shall be deemed to have occurred on the last day of the Employee's service to the Employer and shall be determined without reference to any compensation continuation arrangement or severance benefit arrangement that may be applicable.



                                      2

                                 ARTICLE 2

                                Eligibility
                               -------------
2.1 Each Employee shall be eligible to participate in the Plan on such date as is specified by the Committee . A list of the individuals participating in the Plan on the Effective Date is attached hereto as Exhibit B; such list may be modified from time to time by the Committee.

                                  ARTICLE 3

                                   Benefits
                                  -----------
3.1 The Plan Administrator shall cause the Employer to create and maintain on its books an Account for each Participant to which it shall credit amounts contributed to the Plan pursuant to this Article 3.
    The Employer shall also credit each Participant's Account with deemed earnings for each Plan Year in accordance with the provisions of
    Article VIII hereof.

3.2 No later than 6 months after the commencement of any Plan Year, a Participant may elect to have the Employer credit to the Participant's Account (as a result of payroll reduction) an amount equal to any whole percentage or dollar amount of the Participant's Bonus, if any, to be earned for that Plan Year. With the permission of the Committee, for any Plan Year, a Participant may also elect to have the Employer contribute to the Participant's Account (as a result of payroll reduction) an amount equal to any whole percentage or dollar amount of the Participant's Base Salary to be earned during the balance of that Plan Year. If an election is made to have a contribution credited to the Participant's Account for a Plan Year, the credit shall be made at the time that such amount would otherwise have been paid and shall reduce the Participant's Bonus (or Base Salary, if applicable) with respect to that Plan Year by a corresponding amount. The Committee may establish minimum or maximum amounts that may be deferred under this Section and may change such standards from time to time. Any such limits shall be communicated by the Committee to the Plan Administrator and by the Plan Administrator to the Participants prior to the commencement of a Plan Year.

3.3 Any elections under this Article shall be made in writing on such form as the Plan Administrator shall specify. Unless otherwise permitted by the Committee, in its sole discretion, any such election with respect to a Plan Year must be made no later than June 30 of that Plan Year in which the Bonus would be earned by the Participant. Any election by a Participant pursuant to this Section 3.3 shall be irrevocable and may not be modified in any respect.

                                  ARTICLE 4

                          Distributions to Participants
                          -----------------------------
4.1 A Participant's benefit payment under the Plan shall be in one lump sum and shall be paid as soon as practicable following the completion of the valuation of the Participant's Account for the last day of the month in which the Participant Separates from Employment; provided, however, that in the event that the Participant Separates from Employment on or after attaining (a) age 65, or (b) age 55 with at least 5 years of employment, the Participant may elect, in the manner and at the time provided by the Plan Administrator, to receive such distribution in (a) one lump sum on the earlier of (i) the first business day of the second calendar quarter following the date the Participant Separates from Employment or (ii) the first day of the Plan Year following the date the Participant Separates from Employment or (b) monthly installments over a period not to exceed 15 years commencing on the first day of the
    Plan Year following the date on which the Participant Separates from Employment (with the balance to be distributed continuing to be credited with deemed earnings for each subsequent
    Plan Year in accordance with the provisions of Article 8 hereof); and provided, further, that in the event that such a Participant fails to make an election, distribution shall be in the form specified in clause (b).

4.2 If the event that a Participant incurs a "significant financial hardship" while employed by the
    Employer, as determined by the Plan Administrator, the Participant may apply, in writing, for a withdrawal of all or a portion of the balance credited to the Participant's Account in the form of a lump sum. All determinations by the Plan Administrator regarding the existence of a financial hardship shall be made in accordance with the provisions of the Company's
    Savings Plan dealing with whether a financial hardship exists for purposes of permitting withdrawals thereunder. The Plan Administrator shall determine whether to permit a such a withdrawal and, based upon the Participant's application, the amount necessary to satisfy that hardship, which shall be distributed in a single sum as soon as practicable after the Plan
    Administrator's determination.

4.3 In the event that a Participant wishes to withdraw amounts credited to the Participant's Account in the form of a lump sum prior to Separation from Employment but without incurring a "significant financial hardship," as required by Section
    4.2 hereof, the Participant
   may elect to receive all or a portion of the balance credited to the Participants's Account that is attributable to a particular deferral election for a Plan Year by filing a written election with the Plan Administrator at the time that such amount is deferred under the Plan, pursuant to
   Section 3.2 hereof, specifying a percentage of the amount so deferred (including earnings) to be distributed and the date that such distribution is to be made which must be at least 2 years following the Plan Year in which the deferral is credited to the Participant's Account under Section 3.2 hereof.

                                  ARTICLE 5
                                Death Benefit
                                -------------
5.1 In the event of the death of a Participant prior to the payment of a benefit pursuant to Article
    4, the Participant's Beneficiary shall receive a lump sum distribution equal to the balance of the Participant's Account on the date of death. The benefit payment to the Beneficiary will be made as soon as practicable following the completion of the valuation of the deceased
    Participant's Account. In the event of the death of a Participant after payment of a benefit has commenced in installments, pursuant to Section 4.1 hereof, the Participant's Beneficiary shall continue to receive the payments due following the Participant's death.



                                 ARTICLE 6

                                  Vesting
                                  -------
6.1 The balance credited to a Participant's Account shall be fully vested at all times.

                                 ARTICLE 7

                                  Funding
                                 ---------
7.1 The Board may, but shall not be required to, authorize the establishment of a trust by the
    Employer to serve as the funding vehicle for the benefits described in Article 3 hereof. In any event, the Employer's obligation hereunder shall constitute a general, unsecured obligation, payable solely out of its general assets, and no Participant shall have any right to any specific assets of the Employer. In addition, it is the intention of the Employer that the
    Plan be unfunded for tax purposes and for purposes of Title I of the Employee Retirement
    Income Security Act of 1974, as amended.

                                      5

                                 ARTICLE 8

                                Investments
                                -----------
8.1 The balance of a Participant's Account shall be deemed to be invested in an interest bearing instrument which shall provide for interest to be credited and compounded daily at an effective rate equal to the Merrill Lynch Bond Index of 1 - 10 year corporate high quality bond yields, or such other index specified by the Committee if the Merrill Lynch Index is no longer published, such rate to be adjusted quarterly based on the rate as of the last business day of each calendar quarter. Interest shall be applied to the average balance of each Participant's Account during the prior quarter.


                                  ARTICLE 9

                                Administration
                                --------------
9.1 The Plan Administrator shall have full power and authority to interpret the Plan, to prescribe, amend and rescind any rules, forms and procedures as it deems necessary or appropriate for the proper administration of the Plan and to make any other determinations and to take any other such actions as it deems necessary or advisable in carrying out its duties under the Plan.
    All action taken by the Plan Administrator arising out of, or in connection with, the administration of the Plan or any rules adopted thereunder, shall, in each case, lie within its sole discretion, and shall be final, conclusive and binding upon the Employer, the Board, all
    Employees, all beneficiaries of Employees and all persons and entities having an interest therein.

9.2 Members of the Committee and the Plan Administrator shall serve without compensation for their services unless otherwise determined by the Board. All expenses of administering the
    Plan shall be paid by the Employer.

9.3 The Company shall indemnify and hold harmless each member of the Committee and the Plan
    Administrator from any and all claims, losses, damages, expenses (including counsel fees) and liability (including any amounts paid in settlement of any claim or any other matter with the consent of the Board) arising from any act or omission of such member, except when the same is due to gross negligence or willful misconduct.

9.3[sic] Any decisions, actions or interpretations to be made under the Plan by the Company,
   Employer or Committee shall be made in its sole discretion and need not be uniformly applied




                                        6
   to similarly situated individuals and shall be final, bining and conclusive on all persons interested in the Plan.

                                    ARTICLE 10

                                    Amendment
                                   ----------
10.1 The Plan may be amended by the Committee at any time and from time to time all without prior notice to any person or entity; provided, however, that no such amendment shall have the effect of divesting a Participant of the benefit which the Participant would otherwise receive hereunder at the time the amendment is adopted.

                                   ARTICLE 11

                                   Termination
                                   -----------
11.1 Continuance of the Plan is completely voluntary and is not assumed as a contractual obligation of the Employer. The Committee, acting on behalf of the Employer, shall have the right to terminate the Plan in whole or in part at any time all without prior notice to any person or entity; provided, however, that such termination shall not have the effect of divesting a Participant of the benefit which the Participant would otherwise receive hereunder at the time of the termination.

                                    ARTICLE 12

                                   Miscellaneous
                                  --------------
12.1 Nothing contained herein (a) shall be deemed to exclude a Participant from any compensation, bonus, pension, insurance, severance pay or other benefit to which he otherwise is or might become entitled as an Employee or (b) shall be construed as conferring upon an Employee the right to continue in the employ of the Employer.

12.2 Any amounts payable hereunder shall not be deemed salary or other compensation to a
     Participant for the purposes of computing benefits to which the Participant may be entitled under any other arrangement established by the Employer for the benefit of its employees.

12.3 The rights and obligations created hereunder shall be binding on a Participant's heirs, executors and administrators and on the successors and assigns of the Employer.

12.4 The masculine pronoun whenever used shall include the feminine and the singular shall be construed as the plural, where applicable.

12.5 The provisions of the Plan shall be construed and applied under the laws of the Commonwealth of Pennsylvania.

12.6 The rights of any Participant under this Plan are personal and may not be assigned, transferred, pledged or encumbered. Any attempt to do so shall be void. In addition, a
     Participant's rights hereunder are not subject, in any manner, to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the
     Participant or the Participant's Beneficiary.

12.7 If any provision of the Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not effect any other provisions hereof and the Plan shall be construed and enforced as if such provisions had not been included.

12.8 The headings and captions herein are provided for convenience only, and shall not be construed as part of the Plan, and shall not be employed in the construction of the Plan.

12.9 Any benefit payable to or for the benefit of a payee who is a minor, an incompetent person, or is otherwise incapable of receipting therefore shall be deemed paid when paid to such person's guardian or to the party providing, or a reasonably appearing to provide, the care for such person, and such payment shall fully discharge the Employer, the Committee, the Plan
     Administrator, the Board and all other parties with respect thereto.




                                        8

                                                                EXHIBIT A






                                PARTICIPATING EMPLOYERS



                              Armour Pharmaceutical Company

                                    Dermik Laboratories

                                     Plasma Alliance Inc.

                                  Rhone-Poulenc Rorer Inc.

                            Rhone-Poulenc Rorer Pharmaceuticals Inc.

                                                                  EXHIBIT B





                      1994 BASE SALARY DEFERRAL ELECTIONS
           PARTICIPATING EMPLOYEES AND EMPLOYERS AS OF FEBRUARY 1, 1994




                              NOT FILED

                                                                  EXHIBIT 11
                RHONE-POULENC RORER INC. AND SUBSIDIARIES
                 Computation of Earnings Per Common Share
        (Unaudited-dollars and shares in millions except per share data)

                                             Three Months      Three Months
                                                 Ended             Ended
                                               March 31,         December 31,
                                             ---------------   --------------
                                                  1994              1993
                                             ---------------   --------------
                                                        Per              Per
                                              Dollars  Share   Dollars  Share
Net income per common share as
reported:

Net income before preferred
dividend                                      $ 77.9            $ 96.4
Less: Dividend on preferred stock               (4.2)             (2.2)
                                             ---------         ---------
Net income available to common
shareholders                                  $ 73.7   $ .54    $ 94.2   $.68
                                             ========= ======  ======== ======
Average shares outstanding                     136.5             138.3
                                             =========         ========
Net income per common share
assuming full dilution:

Net income before preferred
dividend                                     $ 77.9             $ 96.4
Less: Dividend on preferred stock              (4.2)              (2.2)
                                            ---------           --------
Net income available to common
shareholders                                 $ 73.7   $ .54     $ 94.2   $.68
                                            ========= ======   ========  =====

Average shares outstanding                    136.5              138.3
Shares contingently issuable
for stock plan                                   .4                 .9
                                            ---------           --------
Average shares outstanding,
assuming full dilution                        136.9              139.2
                                            =========           ========

This calculation is submitted in accordance with the regulations of the Securities and Exchange Commission although not required by APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                 EXHIBIT 15


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

                                        RE: Rhone-Poulenc Rorer Inc.
                                            Quarterly Report on Form 10-Q


We are aware that our report dated April 22, 1994, on our review of interim financial information of Rhone-Poulenc Rorer Inc. (the Company), for the period ended March 31, 1994, and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the registration statements of the Company on Form S-3 (Registration No. 33-62052, Registration No. 33-36558, Registration No. 33-30795, Registration No. 33-23754, Registration No. 33-4876, Registration No. 33-19936, Registration No. 22-18034, Registration No. 33-43941, Registration No. 33-53378 and Registration No. 33-55694) and on Form S-8 (Registration No. 33-58998, Registratin No. 33-24537, Registration No. 2-61635, Registration No. 2-78374 and Registration No. 33-2403). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                             /S/COOPERS & LYBRAND
                                   ----------------------------------------
                                                COOPERS & LYBRAND






Philadelphia, Pennsylvania
May 13, 1994