Form 10-Q
period 1994-06-30
RHONE POULENC RORER INC
filed 1994-08-03
CIK 217028

                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - ----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - -----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number 1-5851

                           Rhone-Poulenc Rorer Inc.
- - ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                                          23-1699163
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

500 Arcola Road
Collegeville, Pennsylvania                                            19426-0107
- - -------------------------------------------------------------------------------
(Address of principal                                                 (Zip Code)
 executive offices)
                                (610)454-8000
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

135,292,548 shares as of July 15, 1994.

The exhibit index is located on page 25.

                            RHONE-POULENC RORER INC.

                              TABLE OF CONTENTS
                 --------------------------------------------------

                                                                          Page
PART I.  FINANCIAL INFORMATION


Item 1. Financial statements:

Report of Independent Accountants                                            3

Condensed Consolidated Statements of Income (Loss)                           4

Condensed Consolidated Balance Sheets                                        5

Condensed Consolidated Statements of Cash Flows                              6

Notes to Condensed Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                             12 - 17






PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     23

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income (loss) and cash flows for the three and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income (loss) and cash flows for the year then ended (not presented herein) and, in our report, which includes an explanatory paragraph on the Company's change in its method of accounting for income taxes in 1992, dated January
26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/     COOPERS & LYBRAND  L.L.P.
                                              --------------------------------
                                                    COOPERS & LYBRAND  L.L.P.


Philadelphia, Pennsylvania
July 19, 1994

                      PART I.    FINANCIAL INFORMATION


ITEM 1. Financial Statements
        ---------------------

                 RHONE-POULENC RORER INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           (Unaudited - amounts in millions except per share data)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    -------------------------------------------
                                        1994      1993       1994       1993
                                    --------------------------------------------
Net sales                             $ 973.0   $ 1,008.1  $ 1,843.6  $ 1,924.4

Cost of products sold                   322.7       326.4      616.0      635.2

Selling, delivery and
administrative expenses                 371.3       372.3      689.7      698.8

Research and development expense        145.5       141.4      274.6      269.2

Restructuring and other charges         121.2        77.2      121.2       77.2

Proceeds from litigation settlement       --        105.0       --        105.0
                                    --------------------------------------------
Operating income                         12.3       195.8      142.1      349.0

Interest expense - net                   11.5        17.1       23.3       37.6

Other (income) expense - net             14.6        (0.1)      22.7       (3.5)
                                     -------------------------------------------
Income (loss) before income taxes       (13.8)      178.8       96.1      314.9

Provision for income taxes              (11.1)       57.2       20.9       96.9
                                     -------------------------------------------
Net income (loss)                        (2.7)      121.6       75.2      218.0

Dividend on preferred stock              (4.7)       (2.0)      (8.9)      (4.2)
                                     -------------------------------------------
Net income (loss) available to common
shareholders                           $ (7.4)  $   119.6  $    66.3  $   213.8
                                     ===========================================

Earnings (loss) per common share       $ (0.05) $      .87 $      .49 $     1.55
                                     ===========================================

Cash dividend per common share         $   .28     $   .24    $   .56   $   .46

Average common shares outstanding       135.6       138.2      136.1     138.2

See accompanying Notes to Condensed Consolidated Financial Statements.

                RHONE-POULENC RORER INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited - dollars in millions)

                                                  June 30,       December 31,
                                                    1994             1993
                                            ------------------------------------
ASSETS
Current:
        Cash and cash equivalents              $        42.4      $      35.4
        Short-term investments                           7.1              --
        Trade accounts and notes receivable,
        less reserves  of $59.5 (1993: $68.3)          613.9            746.6

        Inventories                                    594.0            504.1
        Other current assets                           460.8            382.7
                                             -----------------------------------
          Total current assets                 $     1,718.2      $   1,668.8

Time deposits, at cost                                  56.2             64.3
Property, plant and equipment, net
 of accumulated depreciation of
 $1,019.6 (1993: $926.6)                             1,074.8          1,032.0
Goodwill, net of accumulated
 amortization of $194.6 (1993: $172.1)                 704.1            676.5
Intangibles, net of accumulated
 amortization of $106.1 (1993: $96.5)                  225.4            206.1
Other assets                                           397.9            402.5
                                              ----------------------------------
                   Total assets                $     4,176.6      $   4,050.2
                                              ==================================
LIABILITIES
Current:
        Short-term debt                        $        95.5      $     108.6
        Notes payable to Rhone-Poulenc
        S.A. and affiliates                            105.3            201.3
        Accounts payable                               344.1            365.6
        Other current liabilities                      679.6            546.7
                                               --------------------------------
        Total current liabilities                    1,224.5          1,222.2

Long-term debt                                         582.6            432.2
Deferred income taxes                                   13.1             29.5
Other liabilities                                      528.8            545.1
                                               --------------------------------
               Total liabilities                     2,349.0          2,229.0

Contingencies

SHAREHOLDERS' EQUITY

Market Auction Preferred Shares, without par value
 (liquidation preference $1,000 per share); author-
 ized, issued and outstanding 225,000 shares           225.0            225.0
Money market preferred stock, without par value
 (liquidation preference $100,000 per share);
 authorized, issued and outstanding 1,750 shares       175.0            175.0
Common stock, without par value; stated value $1
 per share; authorized 200,000,000 shares; issued
 and outstanding 135,423,748 shares (1993:
 136,996,345 shares)                                   139.0            139.0
Capital in excess of stated value                      297.9            290.0
Retained earnings                                    1,197.4          1,207.3
Employee Benefits Trust                               (135.8)           (75.8)
Cumulative translation adjustments                     (70.9)          (139.3)
                                               ---------------------------------
                Total shareholders' equity           1,827.6          1,821.2
                                               ---------------------------------
Total liabilities and shareholders' equity     $     4,176.6      $   4,050.2
                                               =================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                RHONE-POULENC RORER INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited - dollars in millions)

                                                        Six Months Ended
                                                            June 30,
                                                 -------------------------------
                                                         1994           1993
                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by operating activities   $    258.7     $    428.3

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (86.5)        (111.9)
 Assets (acquired) sold, net                             (14.0)          19.5
 Net investment hedging, net                             (23.2)          (7.5)
                                                 -------------------------------
        Net cash used in investing activities           (123.7)         (99.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt borrowings (repayments):
        Long-term debt, net                              (16.9)          (15.4)
        Short-term debt, net                              30.0          (244.4)
 Issuances of common stock                                 1.1             6.1
 Shares repurchased for Employee Benefits Trust          (60.0)           (9.7)
 Dividends paid                                          (84.8)          (68.0)
                                                  ------------------------------
        Net cash used in financing activities           (130.6)         (331.4)

Effect of exchange rate changes on cash                    2.6            (3.3)
                                                  -----------------------------

Net increase (decrease) in cash and cash equivalents       7.0            (6.3)
Cash and cash equivalents at beginning of year            35.4            39.5
                                                  ------------------------------
Cash and cash equivalents at June 30                $     42.4     $      33.2
                                                  ==============================

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RHONE-POULENC RORER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1. - RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented. Certain adjustments have been made to reflect transactions which are unusual and nonrecurring in nature. Such transactions are described in detail in the accompanying footnotes. Certain prior year items have been reclassified to conform to current classifications.

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

NOTE 2. - RESTRUCTURING AND OTHER CHARGES AND PROCEEDS FROM
          LITIGATION SETTLEMENT

In the 1994 second quarter, the Company recorded a $121.2 million ($.58 per share) pretax charge in connection with a global restructuring plan that is expected to be completed in 1995. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%. The reductions will be primarily from manufacturing, sales/marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere are also included. Reductions are being effected through a variety of local programs which typically include retirement incentives or other severance benefits as well as outplacement services. The cash outlay related to the plan is expected to approximate $100.0 million, half of which should occur in 1994. The remainder of the restructuring charge relates to asset writeoffs in conjunction with certain production facilities. Annual pretax savings should grow to over $60.0 million in 1996.

In the 1993 second quarter, the Company recorded a charge of $77.2 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. The programs, principally in Europe, included restructuring of the Company's German and Italian prescription pharmaceutical businesses.

At June 30, 1994, the 1994 restructuring provision had been reduced by approximately $9.6 million of cash payments, primarily for social costs, and $8.4 million of noncash asset writeoffs. Year-to-date cash payments for social costs associated with the 1993 restructuring provision approximated $9.3 million. At June 30, 1994, the remaining restructuring accruals reflected in other current liabilities totaled $133.0 million.

During the 1993 second quarter, the Company also recorded $105.0 million cash proceeds from the settlement of patent litigation.

NOTE 3. - INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The second quarter and year-to-date estimated effective tax rate on operations excluding nonrecurring items was approximately 29% in both 1994 and 1993.

NOTE 4. - INVENTORIES

Inventories consisted of the following:
(Dollars in millions)                     June 30, 1994    December 31, 1993
                                        ---------------------------------------
Finished goods                           $     307.5        $      235.3
Work in process                                137.2               111.5
Raw materials and supplies                     149.3               157.3
                                        -----------------  -------------------
                                         $     594.0        $      504.1
                                        ======================================


NOTE 5.-         SHAREHOLDERS' EQUITY
                              Market       Money
                              Auction      market       Common        Capital in                  Employee      Cumulative
                              Preferred    preferred    shares at     excess of     Retained      Benefits      translation
                              Shares       stock        stated value  stated value  earnings      Trust         adjustments
                           --------------------------------------------------------------------------------------------------
                                                                       (Dollars in millions)

Balance, December
 31, 1993                    $   225.0    $   175.0    $   139.0       $  290.0     $  1,207.3    $   (75.8)     $   (139.3)

Net income                                                                                75.2

Cash dividend,
 $.56 per common
 share                                                                                   (76.2)

Dividend on preferred stock                                                               (8.9)

Issuance of shares under
  employee benefit plans                                                    7.9

Repurchase of shares for
 Employee Benefits Trust                                                                              (60.0)

Translation adjustments,
 including  $20.0 million
 hedging losses, net
 of tax effect                                                                                                         68.4
                            ---------------------------------------------------------------------------------------------------
Balance, June 30, 1994       $   225.0    $   175.0    $   139.0       $  297.9     $  1,197.4    $  (135.8)     $    (70.9)
                            ===================================================================================================

In March 1993, the Company's Board of Directors approved the repurchase of up to 5 million of its common shares on the open market from time to time.  During the first six months of 1994, the Company repurchased approximately 1.7 million of its common shares at a cost approximating $60.0 million.  As of July 15, 1994, just over 3.8 million shares ($142.8 million)
had been acquired since the inception of the program.  These shares are held in an Employee Benefits Trust to fund employee benefits in the U.S.

NOTE 6. - RELATED PARTY TRANSACTIONS

Receivables from Rhone-Poulenc S.A. and affiliates (RP) at June 30, 1994 include $14.1 million in accounts receivable from sales of products and services to RP and $36.2 million classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $8.9 million at June 30, 1994; accrued and other liabilities due to RP totaled $22.0 million.

As of June 30, 1994, the Company had $105.3 million short-term and $30.8 million long-term debt outstanding with RP.

Sales to RP in 1994 were $29.9 million in the second quarter and $41.0 million for the six-month period; services purchased from and interest paid to RP were $9.0 million in the second quarter and $18.0 million for the six-month period. For the comparable 1993 quarter and six months, sales to RP were $6.0 million and $17.1 million, respectively. Amounts paid to RP for services and interest were $10.4 million for the second quarter and $22.4 million for the six-month period.

NOTE 7. - CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 261 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus (HIV) that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor (AHF) concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in five proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates. In the U.S., Armour and another plasma fractionator have reached a tentative settlement with attorneys representing claimants in the pending purported class action lawsuits; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies,in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol (DES) (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer);
(3) antitrust actions alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) two lawsuits alleging breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and LozolR; (5) an alleged infringement by the Company of a process patent for the manufacture of bulk diltiazem, an ingredient in the Company's product Dilacor XRR; (6) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at three sites on the U.S. National Priority List created by Superfund legislation.

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

ITEM 2.


                         RHONE-POULENC RORER INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") was formed in 1990 by the combination of Rorer Group Inc. (Rorer) and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. (RP). RP, based in Paris, France, owns approximately two-thirds of RPR's common stock and controls the Company. Rhone-Poulenc Rorer is one of the largest research-based pharmaceutical companies in the world. In the discussion which follows, percentage comparisons of year-to-year sales, except when noted as reported sales, exclude the effects of exchange rate fluctuations.

RESULTS OF OPERATIONS (Three and six months ended June 30, 1994 versus comparable 1993 periods)

On sales of $1,843.6 million, net income available to common shareholders for the six months ended June 30, 1994 was $66.3 million ($.49 per common share) compared with $213.8 million ($1.55 per common share) for the corresponding prior year period. The Company recorded a net loss for the second quarter of $7.4 million ($.05 loss per common share) compared with net income of $119.6 million ($.87 per common share) in 1993. Year-to-date 1994 results included pretax restructuring charges of $121.2 million ($78.8 million after-tax or $.58 per common share) recorded during the second quarter. Prior year results included after-tax income of $14.6 million ($.11 per common share) from the net effects of proceeds from settlement of patent litigation less restructuring and other charges recorded during the 1993 second quarter.
Pretax gains on the sale of certain assets and product rights totaled $4.0 million ($.02 per common share) and $12.7 million ($.06 per common share) year-to-date in 1994 and 1993, respectively. Prior year results also reflected a $.02 per common share benefit from a change in accounting estimate related to depreciation lives.

The global pharmaceutical industry continues to be affected by initiatives in several markets to reduce pharmaceutical prices and limit the volume of prescriptions written. The Company's second quarter and year-to-date reported sales were down approximately 4% from 1993. On a basis which excludes the effects of currency fluctuations and product divestitures, net sale were essentially level with the prior year for both the three- and six-month periods. Price decreases reduced sales by approximatley 2 percentage points in the quarter and just under 1.5 percentage points for the first half of 1994.

Quarterly and year-to-date sales by geographic area were as follows:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                     -------------------------------------------
(Dollars in millions)                   1994      1993         1994      1993
- - --------------------------------------------------------------------------------
U.S.                                 $ 289.4    $  296.3     $  501.9   $  481.2
                                     -------------------------------------------
France                                 307.0       324.2        617.2      699.1
Other Europe                           239.8       247.7        476.9      488.1
Rest of World                          136.8       139.9        247.6      256.0
                                     -------------------------------------------
 Total Non-U.S.                        683.6       711.8      1,341.7    1,443.2
                                     -------------------------------------------
 Total Sales                         $ 973.0    $1,008.1     $1,843.6   $1,924.4
                                     ===========================================

Sales in the United States declined by 2% in the second quarter; for the six-month period, U.S. sales grew 4%. U.S. sales increases were led by continued growth of the Armour business and good performance by Dilacor XRR and by LovenoxR, launched in the U.S. in the second quarter of 1993.
Ex-factory sales for certain key U.S. prescription products were down, however, despite growth in prescriptions, due to the reduction of inventory balances by the wholesale/retail trade during the first half of the year. Management expects that any further impact of trade inventory practices on U.S. prescription pharmaceutical sales will not be significant in the second half of 1994.

Excluding the effects of currency fluctuations and product divestitures, three-month sales in France and other European countries were approximately level with the prior year quarter while sales in the Rest of the World region increased slightly. On a year-to-date basis, non-U.S. sales declined
2% as lower sales in France (-6%), the Company's largest market, were partially offset by sales increases in the rest of Europe. Year-to-date sales of anti-infectives and analgesics in France have declined following strong demand in 1993 related to a high incidence of influenza. Cost containment measures and physician prescribing habits are restricting growth of the French pharmaceutical market and are expected to continue. Performance in certain other key European markets has been affected by restrictive government programs and reduced prescription prices. On a year-to-date basis, prescription pharmaceutical sales in Germany have recovered by approximately 18% from depressed prior year levels while ethical product sales in Italy and the U.K. were 22% and 13% below the first half of 1993, respectively.

Sales in the Rest of World region for the first six months of 1994 were approximately level with 1993 as sales growth in many of the smaller emerging markets counterbalanced lower sales in Japan where price reductions effective April 1st contributed to declines in sales.

On a quarterly and year-to-date basis, plasma derivatives continued to perform well, led by sales of Monoclate-PR and MononineTM in the U.S. and Germany as well as U.S. sales of IVGGTM gamma globulin. The benefit of increased sales of Albuminar in the United States was mitigated by sales declines in Japan for the three- and six-months ended June 30.

Cardiovascular products also experienced sales growth during the quarter and first six months of the year, led by sales of LovenoxR/ClexaneR in the United States and Europe and U.S. sales of Dilacor XRR. The FDA exclusivity of LozolR expired in mid-1993. Although LozolR sales were partially replaced by sales of the generic indapamide, overall LozolR product sales trailed prior year levels as expected.

Year-to-date sales of anti-infectives and analgesia products were below prior year levels following unusually strong demand in France during the first and fourth quarters of 1993. Despite increasing competitive pressure in the French antibiotics market, total Company sales of anti-infectives were up slightly in the second quarter due principally to higher sales of FlagylR in the Rest of World region.

The Company's hypersensitivity products, particularly AzmacortR and Slo-bidTM/ Slo-PhyllinR, have experienced quarterly and six-month sales shortfalls. Despite growth in prescriptions, year-to-date U.S ex-factory sales of AzmacortR declined due to trade inventory reductions. Sales of NasacortR were up slightly for the quarter and six-month sales remained level with the prior year. A declining market due to a shift in use to inhaled steroids has contributed to reduced sales of Slo-bidTM. In response to increasing generic competition, the Company launched a generic version of Slo-bidTM in the U.S. in the second quarter.

MaaloxR sales for the quarter were slightly above the prior year as increases in Other Europe markets, particularly Germany, offset declines in the U.S. and Canada. On a year-to-date basis, sales remained below 1993 levels. The Company's share of the U.S. antacid market trailed the prior year due to competitive activity and a shift away from the liquid segment where MaaloxR has a strong presence. In an effort to protect the MaaloxR brand position in the U.S., the Company has committed additional resources for marketing and advertising initiatives.

As anticipated, sales of calcitonin products continued to be well below prior year levels due to government cost containment programs in Italy, Spain and Japan and generic competition in the United States. The present non-reimbursement status of calcitonin in Italy has been appealed; a decision is expected sometime in the fourth quarter of 1994. Quarterly and year-to-date sales of the anti-inflammatory OrudisR/ProfenidR/OruvailR increased over the comparative prior year periods, particularly in Europe.

Sales of oncology products have increased over the prior year periods, driven by the launch of GranocyteR for chemotherapy-induced neutropenia in France, Germany and other European markets in the first half of 1994. In the first quarter, the Company also acquired the U.S. marketing rights to OncasparTM for use in the treatment of acute lymphoblastic leukemia; OncasparTM is the first oncology drug to be marketed in the United States by RPR.

Quarterly gross margin was down almost one percentage point primarily due to unfavorable price changes. On a year-to-date basis, gross margin was down slightly as a result of unfavorable changes in both price, particularly in Europe, and product mix. Excluding the effects of nonrecurring items, operating income margin was approximately three percentage points below 1993 on a quarterly basis and two percentage points lower for the year-to-date period. For both periods, marketing expenses increased as a percentage of sales, particularly in Germany and in support of Eastern Europe and other emerging markets. Research and development expenditures approached 15% of net sales for the first half of 1994; on a full year basis, investment in research and development is expected to approach $600 million.

In June 1993, the Company approved a global restructuring plan and recorded a charge of $121 million in the second quarter. The plan, which is expected to be completed in 1995, is intended to contribute toward management's objective to reduce the Company's cost base (exclusive of research and development expenditures) as a percentage of sales. The cash outlay is expected to approximate $100 million, half of which will occur in 1994. The remainder of the restructuring charge relates to asset writeoffs in conjunction with certain production facilities. Annual pretax savings should grow to over $60 million in 1996. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%, primarily from manufacturing, sales/ marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere are also included. Reductions are being effected through a variety of local programs which typically include retirement incentives or other severance benefits as well as outplacement services.

Net interest expense declined 33% and 38% during the quarter and six-month period, respectively, as a result of lower average net debt balances and lower average interest rates in Europe. Preferred dividends were higher due to a net increase in outstanding preferred shares and the effect on auction rate dividends of higher U.S. short-term interest rates during 1994.

Other expense for the six months ended June 30 included approximately $21 million of losses from equity affiliates, including $10 million associated with the Company's equity investment in Applied Immune Sciences, Inc. Foreign exchange losses, including effects of translation and financing policy in high-inflation economies, totaled $5 million in the first half of 1994.

The Company records income tax expense based on an estimated full year effective income tax rate. Excluding the effects of nonrecurring items, the estimated effective tax rate for the second quarter and first six months of both 1994 and 1993 was approximately 29%.

Full year earnings per share, excluding restructuring charges, are expected to approximate reported 1993 results. In the second half of 1994, U.S. ex-factory sales of prescription pharmaceuticals are expected to reflect underlying prescription trends. Continued good performance is anticipated in the Armour business, in Germany and in certain emerging markets, although pressures on other businesses (North American over-the-counter) and markets (France, the U.K. and Italy) are expected to persist.


FINANCIAL CONDITION

Net cash provided by operating activities was $259 million for the first six months of 1994, representing a $170 million decrease versus the comparable prior year period. The reduction reflects lower earnings and a $106 million increase in cash outlays for income taxes due to deferral of prior year tax payments, partially offset by lower working capital needs. Prior year earnings and operating cash flows included $105 million proceeds from the settlement of patent litigation.

Investing activities used cash of $124 million, including $87 million for capital expenditures. Although lower in the first half of 1994, capital expenditures for the full year are expected to approximate 1993 levels. Current year investing activities also reflected cash outflows of $18 million for the acquisition of various product rights while 1993 investing cash flows benefitted from higher proceeds from the sale of assets. Year-to-date net cash outflows associated with hedging certain net investment exposures approximated $23 million compared with $7 million in 1993.

Cash used in financing activities decreased $201 million to $131 million due to a lower level of debt repayments, offset in part by common share repurchases and higher dividends. During the 1994 six-month period, the Company repurchased approximately 1.7 million of its common shares ($60 million) for the Employee Benefits Trust to fund employee benefits in the U.S; such share repurchases totaled $10 million for the comparable 1993 period. Dividends paid to common shareholders were $76 million or $.56 per share, an increase of 22% per share from the prior year period.

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio was .27 to 1 at June 30, 1994 compared with .26 to 1 at December 31, 1993. At June 30, 1994, the Company classified approximately $415 million of notes payable as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

The Company had committed lines of credit totaling $1.3 billion on June 30, 1994 with no borrowings outstanding under these lines. Of this amount, $600 million relates to a long-term revolving credit facility unconditionally guaranteed by RP; the amount reduces by $200 million per year until expiration of the facility in 1997. On April 30, $100 million of the facility expired. In a separate agreement with RP, the Company has agreed to maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company has an additional $745 million available under several multi-currency line of credit agreements expiring throughout the next five years.

Pursuant to a U.S. shelf registration filed in 1993, the Company has the ability to issue $325 million in public debt securities or preferred shares.

At June 30, 1994, the ratio of current assets to current liabilities was 1.40 to 1 compared with 1.37 to 1 at year-end. Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative new therapies, and maximize the benefits of new business alliances. In addition to its 1993 collaboration with AIS in the area of gene and cell therapy, in 1994 the

Company entered into an alliance with Caremark International Inc., a pharmaceutical benefit management company, to enhance the delivery of cost-effective drug therapies. The Company will continue to explore new strategic business relationships as such opportunities arise.

On July 28, 1994, the Board of Directors declared a cash dividend of $.28 per common share payable August 31, 1994 to shareholders of record August 10, 1994, an increase of 8% from the third quarter 1993.

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 7 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings
           -------------------

Diethylstilbestrol ("DES") Litigation
- - --------------------------------------
There are approximately two hundred legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United States District Court for the Northern District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants.
In at least seven prior DES actions, plaintiffs have sought certification of a class and have been unsuccessful. As the facts of each individual lawsuit vary widely, the Company does not believe that class action status is warranted and intends to vigorously oppose this petition requesting class action certification. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH ("Nattermann") with respect to DES-related legal actions brought against certain of its former
U.S. subsidiaries. Under the terms of the 1990 Acquisition Agreement with Rhone-Poulenc S.A. (RP), RP is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million. The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.

AHF Litigation
- - ---------------
There are approximately one hundred eighty-nine pending lawsuits in the United States, seventeen in Canada and fifty-five in Ireland against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's; none of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately seventy-seven claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management believes the number of lawsuits filed will continue to trend upward. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believes this verdict to be inconsistent with evidence specific to the case and, accordingly, it filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court has denied both motions.
Armour has appealed this judgment to the United States Court of Appeals for the Eleventh Circuit. Regardless of the outcome of this case, and because the facts vary widely in such cases, the Company does not view this verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. Additionally, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois in November 1993. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980's were not negligent as alleged and accordingly were not liable to the claimant. Plaintiff's post-trial motion seeking a new trial was denied. Plaintiff recently appealed the judgment to the United States Court of Appeals for the Seventh Circuit. Although there are no other actions pending against Armour which are presently at trial, two cases are presently set for trial in 1994 and Armour reasonably expects that other cases will proceed to trial in the future.

In December 1993, the Federal Multi-District Litigation Panel authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose.
As of June 1994, four proposed federal class action lawsuits (Wadleigh, et al. v. Armour Pharmaceutical Company, et al., United States District Court, Northern District, Illinois; Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al., United States District Court, Idaho District; Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Eastern District of Louisiana; and
Timmy Dale Martin, et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Northern District of Alabama); and one proposed state class action (Jeffrey Stanger, et al. v. Armour Pharmaceutical Company, et al., Superior Court, Pima County, Arizona), have been filed against several fractionators, including Armour. As the facts in each individual lawsuit vary widely, Armour does not believe that class action status is warranted in any of these actions. Previously, two U.S. Federal Courts and one State Court had denied petitions for class action certification; most recently, in April 1994, the New Jersey Superior Court denied permission to bring a previously proposed state class-action lawsuit (D.K., L.K., R.K., Sr., et al.
v. Armour Pharmaceutical Company, et al., Superior Court, Middlesex County,
New Jersey). The Company intends to vigorously oppose the remaining petitions requesting class action certification.

In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the National Hemophilia Foundation, concerning the issue of assistance for U.S. hemophiliacs infected with HIV. In the U.S., Armour and Baxter Healthcare

Corporation ("Baxter") have reached a tentative settlement with attorneys representing claimants in the purported class-action lawsuits pending against the respective companies. Under the agreement Armour, Baxter and the attorneys representing the claimants will petition the Court to conditionally certify a class-action for settlement purposes only. If the settlement is confirmed by the Court, Armour and Baxter will agree to create a Fund in a total amount not to exceed $160 million, based upon a one time payment from each company. This Fund is intended for the benefit of HIV-infected hemophiliac claimants, including family members. Fund claimants would agree to release the participating fractionators from all legal claims related to their use of the participating fractionators' blood factor concentrates and derivatives. The settlement has several pre-conditions, including a maximum of 150 claimants who choose to opt-out and pursue independent legal actions. Armour will continue to vigorously defend its position in all other cases and claims brought against it, including those brought by claimants who choose to opt-out of the proposed settlement program.

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

Certain Contract Litigation
- - ----------------------------
Rhone-Poulenc Rorer Pharmaceuticals ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related breach of contract lawsuits initiated by Boehringer Mannheim GmbH and its American subsidiary, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking compensatory damages. Specifically, BM has commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product LozolR. The Company believes that the claims are without merit and RPRP intends to vigorously defend these actions. RPR has filed a counterclaim against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements.

Antitrust Litigation
- - ---------------------
The Company has been named as a defendant in seven antitrust actions pending in state and federal courts in Northern California, eleven in Federal Court in the Southern District of New York, and single actions in the District of Minnesota, the District of South Carolina, the Southern District of Ohio, the Southern District of Georgia, and in state court in Alabama. The suits allege that RPR, certain other pharmaceutical companies and wholesalers and a large mail order concern discriminated against independent community pharmacist plaintiffs with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. One suit alleges injury to a proposed class of California residents who are consumers of brand name prescription products. Most of the federal actions purport to be class actions, as do four of the five state cases. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently.

The Judicial Panel on Multi-District Litigation has consolidated federal cases in which the Company is a named defendant with several other related federal actions in which the Company is not named as a defendant for purposes of coordinating overlapping pre-trial proceedings, such as discovery. The cases have been coordinated in the Northern District of Illinois. Similarly, five state cases in which the Company is named have been coordinated with four other cases in which the Company is not named as a defendant in the Superior Court for the County of San Francisco.

While the aforementioned cases are in their early stages, the Company believes that the claims are without merit and it intends to vigorously defend these lawsuits.

Patent and Intellectual Property Litigation
- - --------------------------------------------
The Company is a plaintiff in a patent infringement lawsuit with Chiron Corporation filed in the United States District Court in California involving the patent licensed exclusively to the Company by the Scripps Research Institute ("Scripps") covering the antihemophilic Factor VIII:C. The Court is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the next six to twelve months.

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. patent rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XRR product. Tanabe and MMD are requesting relief in the form of an Exclusion Order and a Cease and Desist Order. The Company has raised several defenses, including lack of jurisdiction, patent invalidity, and non-infringement. The ITC had suspended the proceeding indefinitely in view of a reexamination proceeding in the U.S. Patent and Trademark office
involving the Tanabe U.S. process patent.   Reexamination is
complete and the ITC is expected to reconvene with a hearing anticipated in the fourth quarter 1994.

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

ITEM 6.         Exhibits and Reports on Form 8-K
               -----------------------------------
a.  Exhibits


        11        Statement re computation of earnings per common share.
        15        Letter re unaudited interim financial information.

b.  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated June 22, 1994 announcing lower-than-expected second quarter 1994 earnings per share and, as a result, lower anticipated full-year 1994 earnings. The Company also described a global restructuring plan approved during the quarter.

                                SIGNATURES







 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        RHONE-POULENC RORER INC.
                                      ---------------------------
                                        (Registrant)






  August 2, 1994                     /s/ PATRICK LANGLOIS
- - ------------------                 -------------------------
                                         Patrick Langlois
                                         Senior Vice President
                                         Chief Financial Officer



  August 2, 1994                     /s/ DANIEL J. PEDRIANI
- - ------------------                 ---------------------------
                                         Daniel J. Pedriani
                                         Vice President-Corporate Controller
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS





Exhibit No.                                                              Page
- - -----------                                                             -------


           11      Statement re computation of earnings (loss)
                   per common share.                                    26 - 27

           15      Letter re unaudited interim financial
                   information.                                            28

                                                                      EXHIBIT 11
                        RHONE-POULENC RORER INC. AND SUBSIDIARIES
                     Computation of Earnings (Loss) Per Common Share
              (Unaudited-dollars and shares in millions except per share data)

                                                            Three Months Ended
                                                                 June 30,
                                                           ---------------------
                                                              1994       1993
                                                           ---------------------
Net income (loss) per common share as reported:

Net income (loss) before preferred dividend                 $  (2.7)   $  121.6

Less: Dividend on preferred stock                               4.7         2.0
                                                           ---------------------
Net income (loss) available to common shareholders          $  (7.4)   $  119.6
                                                           =====================
Average shares outstanding                                    135.6       138.2
                                                           =====================
Net income (loss) available to common shareholders
per share                                                   $  (0.05)  $     .87
                                                           =====================

Net income (loss) per common share assuming full dilution:

Net income (loss) before preferred dividend                 $  (2.7)   $  121.6

Less: Dividend on preferred stock                               4.7         2.0
                                                           ---------------------
Net income (loss) available to common shareholders          $  (7.4)   $  119.6
                                                           =====================
Average shares outstanding                                    135.6       138.2

Shares contingently issuable for stock plan                     0.3         1.4
                                                           ---------------------
Average shares outstanding, assuming full dilution            135.9       139.6
                                                           =====================
Net income (loss) available to common shareholders
per share, assuming full dilution                           $  (0.05)  $     .86
                                                           =====================

This calculation is submitted in accordance with the regulations of the Securities and Exchange Commission although not required by APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                      EXHIBIT 11
                     RHONE-POULENC RORER INC. AND SUBSIDIARIES
                        Computation of Earnings (Loss) Per Common Share (Unaudited-dollars and shares in millions except per share data)

                                                              Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1994      1993
                                                          ----------------------
Net income per common share as reported:

Net income before preferred dividend                       $ 75.2     $ 218.0

Less: Dividend on preferred stock                            (8.9)       (4.2)
                                                           ---------------------
Net income available to common shareholders                $ 66.3     $ 213.8
                                                           =====================
Average shares outstanding                                  136.1       138.2
                                                           =====================

Net income available to common shareholders per share      $  0.49    $   1.55
                                                           =====================

Net income per common share assuming full dilution:

Net income before preferred dividend                       $  75.2    $ 218.0

Less: Dividend on preferred stock                             (8.9)      (4.2)
                                                           ---------------------
Net income available to common shareholders,
assuming full dilution                                     $  66.3    $ 213.8
                                                           =====================

Average shares outstanding                                   136.1      138.2

Shares contingently issuable for stock plan                    0.3        1.2
                                                           ---------------------
Average shares outstanding, assuming full dilution           136.4      139.4
                                                           =====================

Net income available to common shareholders
per share, assuming full dilution                          $   0.49   $   1.53
                                                           =====================


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

                                    RE:     Rhone-Poulenc Rorer Inc.
                                            Quarterly Report on Form 10-Q


We are aware that our report dated July 19, 1994, on our review of interim financial information of Rhone-Poulenc Rorer Inc. (the Company), for the period ended June 30, 1994, and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the registration statements of the Company on Form S-3 (Registration
No. 33-62052, Registration No. 33-36558, Registration No. 33-30795,
Registration No. 33-23754, Registration No. 33-4876, Registration No. 33-19936, Registration No. 22-18034, Registration No. 33-43941, Registration No. 33-
53378 and Registration No. 33-55694) and on Form S-8 (Registration No. 33-58998, Registration No. 33-24537, Registration No. 2-61635, Registration No. 2-78374 and Registration No. 33-2403). Pursuant to Rule 436(c) under the Securities
Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                       /s/     COOPERS & LYBRAND L.L.P.
                                       ----------------------------------
                                               COOPERS & LYBRAND L.L.P.






Philadelphia, Pennsylvania
August 2, 1994