Form 10-Q
period 1994-09-30
RHONE POULENC RORER INC
filed 1994-11-14
CIK 217028

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-5851

                             Rhone-Poulenc Rorer Inc.
- ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                                       23-1699163
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification Number)

500 Arcola Road
Collegeville, Pennsylvania                                          19426-0107
- ------------------------------------------------------------------------------
(Address of principal                                               (Zip Code)
 executive offices)
                                 (610)454-8000
- ------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

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

134,083,862 shares as of October 31, 1994.

The exhibit index is located on page 29.

                              RHONE-POULENC RORER INC.

                                 TABLE OF CONTENTS
                   --------------------------------------------------

                                                                       Page
                          PART I.  FINANCIAL INFORMATION


Item 1. Financial statements:

Report of Independent Accountants                                       3

Condensed Consolidated Statements of Income                             4

Condensed Consolidated Balance Sheets                                   5


Condensed Consolidated Statements of Cash Flows                         6

Notes to Condensed Consolidated Financial Statements                  7-15

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                           16-21





                           PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                            22-26

Item 6. Exhibits                                                       27

                                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole Accordingly, we do not express such an opinion.

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



                                        /s/     COOPERS & LYBRAND L.L.P.
                               ---------------------------------------
                                                COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
October 21, 1994

                                         PART I.    FINANCIAL INFORMATION


ITEM 1. Financial Statements
        ---------------------


                            RHONE-POULENC RORER INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Unaudited - amounts in millions except per share data)

                                Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                              ------------------------------------------
                                         1994        1993      1994       1993
                              ------------------------------------------
Net sales                              $1,040.7    $960.1    $2,884.3  $2,884.5

Cost of products sold                     343.4     322.6       959.4     957.8

Selling, delivery and administrative
     expenses                             378.2     357.4     1,067.9   1,056.2

Research and development expense          151.5     138.6       426.1     407.8

Restructuring and other charges             --        --        121.2      77.2

Proceeds from litigation settlement         --        --          --      105.0
                                    ------------------------------------------
Operating income                          167.6     141.5       309.7     490.5

Interest expense - net                     12.7      10.1        36.0      47.7

Other expense - net                         3.3      28.7        26.0      25.2
                                    ------------------------------------------
Income before income taxes                151.6     102.7       247.7     417.6

Provision for income taxes                 44.2      27.7        65.1     124.6
                                    ------------------------------------------
Net income                                107.4      75.0       182.6     293.0

Dividend on preferred stock                 4.9       4.0        13.8       8.2
                                       ----------------------------------------
Net income available to common
     shareholders                        $102.5     $71.0      $168.8    $284.8
                                       ========================================
Earnings per common share                   $.76      $.51       $1.25     $2.06
                                       ========================================

Cash dividend per common share              $.28      $.26        $.84      $.72

Average common shares outstanding         134.8     138.3       135.6     138.3


        See accompanying Notes to Condensed Consolidated Financial Statements.

                            RHONE-POULENC RORER INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited - dollars in millions)

                                                  September 30,   December 31,

                                               --------------------------------
ASSETS
Current:
        Cash and cash equivalents                         $39.3          $35.4
        Short-term investments                              7.2           --
        Trade accounts and notes receivable,
          less reserves of $59.4 (1993: $68.3)            592.4          746.6
        Inventories                                       621.8          504.1
        Other current assets                              471.9          382.7
                                                   ----------------------------
           Total current assets                         1,732.6        1,668.8

Time deposits, at cost                                     55.9           64.3
Property, plant and equipment, net of accumulated
    depreciation of $1,076.0 (1993: $926.6)             1,115.1        1,032.0
Goodwill, net of accumulated amortization of
        $205.5 (1993: $172.1)                             717.3          676.5
Intangibles, net of accumulated amortization of
        $99.8 (1993: $96.5)                               226.0          206.1
Other assets                                              404.7          402.5
                                                    ---------------------------
           Total assets                                $4,251.6       $4,050.2
                                                    ===========================
LIABILITIES
Current:
        Short-term debt                                   $90.7         $108.6
        Notes payable to Rhone-Poulenc S.A.
                and affiliates                            112.4          201.3
        Accounts payable                                  357.4          365.6
        Other current liabilities                         669.1          546.7
                                                   ----------------------------
        Total current liabilities                       1,229.6        1,222.2
Long-term debt                                            598.1          432.2
Deferred income taxes                                       8.7           29.5
Other liabilities                                         536.7          545.1
                                                   ----------------------------
           Total liabilities                            2,373.1        2,229.0

Contingencies

SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par value
        (liquidation preference $1,000 per share);
        authorized, issued and outstanding
        225,000 shares                                    225.0          225.0
Money market preferred stock, without par value
        (liquidation preference $100,000 per share);
        authorized, issued and outstanding 1,750 shares   175.0          175.0
Common stock, without par value; stated value
        $1 per share; authorized 200,000,000 shares;
        issued and outstanding 134,088,878 shares
        (1993: 136,996,345 shares)                        139.0          139.0
Capital in excess of stated value                         300.0          290.0
Retained earnings                                       1,262.1        1,207.3
Employee Benefits Trust                                  (185.3)         (75.8)
Cumulative translation adjustments                        (37.3)        (139.3)
                                                   ----------------------------
     Total shareholders' equity                         1,878.5        1,821.2
                                                   ----------------------------
     Total liabilities and shareholders'equity         $4,251.6       $4,050.2
                                                   ============================

See accompanying Notes to Condensed Consolidated Financial Statements.

                            RHONE-POULENC RORER INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited - dollars in millions)

                                                         Nine Months Ended
                                                         September 30,
                                                 ------------------------
                                                           1994          1993
                                                   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net cash provided by operating activities     $   407.4       $  574.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                     (139.9)        (167.3)
Equity investment in Applied Immune Sciences, Inc       .   --          (117.3)
Assets (acquired) sold, net                               (18.2)          10.0
Net investment hedging, net                               (33.4)          (6.1)

        Net cash used in investing activities            (191.5)        (280.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
        Long-term debt, net                                35.9          (18.2)
        Short-term debt, net                              (16.2)        (268.3)
Issuance of money market preferred stock                    --           171.9
Redemption of Market Auction Preferred Shares               --           (75.0)
Issuances of common stock                                   1.8           20.4
Shares repurchased for Employee Benefits Trust           (109.5)         (21.4)
Dividends paid                                           (127.9)        (106.4)
                                                      -------------------------
        Net cash used in financing activities            (215.9)        (297.0)

Effect of exchange rate changes on cash                     3.9           (3.0)
                                                      -------------------------
Net increase (decrease) in cash and cash
 equivalents                                                3.9           (6.6)
Cash and cash equivalents at beginning of year             35.4           39.5
                                                      -------------------------
Cash and cash equivalents at September 30             $    39.3      $    32.9
                                                      =========================

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RHONE-POULENC RORER INC.
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (Unaudited)


NOTE 1.-        RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented. Certain adjustments have been made to reflect transactions which are of a nonrecurring nature; significant unusual and nonrecurring transactions are described in detail in the accompanying footnotes. Certain prior year items have been reclassified to conform to current classifications.

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

NOTE 2.-        ACCOUNTING POLICIES/RECENTLY ISSUED ACCOUNTING STANDARDS

Goodwill
Goodwill represents the excess of cost over the fair market value of net assets of businesses acquired. The Company assesses potential impairment of goodwill by comparing the carrying value of goodwill at the balance sheet date with anticipated undiscounted future operating income before amortization.

Advertising Costs
In December 1993, the AICPA issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," effective for fiscal years beginning after June 15, 1994. SOP 93-7 requires that the costs of advertising other than direct response advertising be expensed as incurred or the first time the advertising takes place. Adoption of the SOP in 1995 is not expected to have a material impact on the Company's quarterly or annual financial statements.

NOTE 3.-        RESTRUCTURING AND OTHER CHARGES AND PROCEEDS FROM
                LITIGATION SETTLEMENT

In the 1994 second quarter, the Company recorded a $121.2 million ($.58 per share) pretax charge in connection with a global restructuring plan that is expected to be completed in 1995. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%. The reductions will be primarily from manufacturing, sales/marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere are also included. Reductions are being effected through a variety of local programs which typically include retirement incentives or other severance benefits as well as outplacement services. The cash outlay related to the plan is expected to approximate $100.0 million. The remainder of the restructuring charge relates to asset writeoffs in conjunction with certain production facilities. Annual pretax savings should grow to over $60.0 million in 1996.

A rollforward of the 1994 restructuring provision from June 30, 1994 is as follows:

(Dollars in millions)


                                             Payments/   Translation
                       June 30,        asset     adjustments/    September 30,
                         1994        writeoffs      other             1994
                     ----------------------------------------------------------
Social costs         $    89.6       $   (15.0)    $    4.8        $     79.4
Third parties             12.5            (1.7)        (3.5)              7.3
Asset writeoffs           19.1           (11.3)         2.6              10.4
                     ----------------------------------------------------------
 Total               $   121.2       $   (28.0)    $    3.9        $     97.1
                    ==========================================================

As of September 30, 1994, the Company's workforce has been reduced by more than 400 employees as a result of the 1994 restructuring program.

In the 1993 second quarter, the Company recorded charges of $77.2 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. In the 1993 fourth quarter, the Company recorded additional restructuring charges of $16.6 million. The 1993 restructuring programs, principally in Europe, include restructuring of marketing and manufacturing operations in the Company's German and Italian prescription pharmaceutical businesses following governmental actions aimed at reducing prices and limiting prescription volume. The programs also include a plan to divest a portion of a manufacturing facility in Monts, France by the end of 1995. Total workforce reductions associated with the plan will approximate 800 positions; as of September 30, 1994, the Company's workforce had been reduced by over 650 employees. For the full year 1994, pretax savings associated with the 1993 restructuring programs are expected to approach $30 million.

A rollforward of the 1993 restructuring provision from December 31, 1993 is as follows:

(Dollars in millions)

                                                    Payments/   Translation
                         January 1,    asset     adjustments/    September 30,
                            1994       writeoffs      other             1994
                      -------------------------------------------------------

Social costs           $     26.6     $   (12.5)  $      .3     $      14.4

Third parties                 1.8          (0.9)         .6             1.5

Asset writeoffs               9.4           --           .8            10.2
                      --------------------------------------------------------
 Total                 $     37.8     $   (13.4)  $     1.7     $      26.1
                      ========================================================

During the 1993 second quarter, the Company also recorded $105.0 million cash proceeds from the settlement of patent litigation.

NOTE 4.-        INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The third quarter and year-to-date estimated effective tax rate on operations excluding nonrecurring items was approximately 29% in both 1994 and 1993.

NOTE 5.-        INVENTORIES

Inventories consisted of the following:

(Dollars in millions)                     September 30, 1994  December 31, 1993
                                        ---------------------------------------
Finished goods                            $        312.8      $          235.3

Work in process                                    138.3                 111.5

Raw materials and supplies                         170.7                 157.3
                                        ---------------------------------------
                                          $        621.8      $          504.1
                                        =======================================

NOTE 6.-         SHAREHOLDERS' EQUITY

                              Market      Money      Common      Capital in
                                  Auction      market    shares at    excess of                 Employee    Cumulative
                                  Preferred   preferred    stated       stated      Retained     Benefits    translation
                                   Shares       stock      value        value       earnings       Trust     adjustment
                                 -----------------------------------------------------------------------------------------
                                                                                                     (Dollars in millions)

Balance, December 31, 1993         $  225.0     $  175.0    $  139.0   $  290.0     $  1,207.3     $  (75.8)   $  (139.3)

Net income                                                                               182.6

Cash dividends, $.84 per
  common share                                                                         (114.0)

Dividends on preferred stock                                                            (13.8)

Issuance of shares under
  employee benefit plans                                                   10.0

Repurchase of shares for
  Employee Benefits Trust                                                                            (109.5)

Translation adjustments, net of
  $29.5 million after-tax reductions
  due to hedging activities                                                                                        102.0
                                  ----------------------------------------------------------------------------------------

Balance, September 30, 1994        $  225.0     $  175.0    $  139.0   $  300.0     $  1,262.1     $ (185.3)   $   (37.3)
                                  ========================================================================================

In March 1993, the Company's Board of Directors approved the repurchase of up to 5 million of its common shares on the open market from time to time; at September 30, 1994, the Company had substantially completed the authorized repurchase program.  During the first nine months of 1994, the Company acquired approximately 3.1 million of its common shares at a cost approximating $109.5 million.  These shares are held in an Employee Benefits Trust to fund employee benefits in the U.S.


NOTE 7.-        FINANCIAL INSTRUMENTS

The Company's financial instruments consisted of the following:


                                   September 30, 1994      December 31, 1993
                               --------------------------------------------
                                 Carrying     Fair        Carrying    Fair
                                  amount      value        amount     value
                               --------------------------------------------
(Dollars in millions)
Cash, cash equivalents and
 short-term investments           $  46.5     $  46.5      $  35.4     $  35.4
Long-term time deposits              55.9        55.9         64.3        64.3
Cost investments:
- -       practical to estimate        22.5        21.0         21.2        18.8
- -       not practical to estimate    16.1        N/A          13.5        N/A
Long-term debt                     (619.1)     (624.4)      (454.2)     (470.5)
Foreign exchange contracts           (4.6)*      (4.6)         2.6*        2.6
Interest rate swap contracts          1.3*        1.1          2.0*       11.8

* The carrying amount represents the net unrealized gain/loss or net interest receivable/payable associated with the contracts at the end of the period.

Fair Value Disclosures
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and short-term investments
The carrying amount approximates the fair value due to the short-term maturity of these instruments.

Time deposits
The carrying amount approximates the fair value due to the variable rate nature of the long-term deposits.

Cost investments
For those cost investments for which it was practicable, fair value was estimated using quoted market prices or pricing models.

Long-term debt
The majority of the Company's long-term debt is at variable rates of interest and therefore the Company believes that the carrying amount approximates fair value. For long-term debt at fixed interest rates, fair value was determined by discounting future cash flows based on interest rates currently available to the Company for debt with similar terms and maturities.

Foreign exchange contracts
The fair value of foreign exchange contracts was estimated by valuing the contracts at current exchange rates.


Interest rate swap contracts
The fair value of interest rate swap contracts reflects the amount at which they could be settled based on bank pricing models.

Credit Risk
The Company places its cash investments and time deposits with credit-worthy, high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The Company therefore does not anticipate nonperformance by any of the counterparties to these financial instruments.

Concentrations of credit risk with respect to trade receivables is limited due to a large customer base in a wide geographic area.

Foreign exchange contracts do not expose the Company to accounting risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Management believes that the risk of incurring losses on these contracts due to default by the other party is remote as the contracts are entered into with major financial institutions.

As interest rate swap contracts involve exchanges of fixed and floating interest payment obligations without exchanges of underlying principal amounts, the Company's exposure to credit loss is significantly less than the notional amounts of the contracts. Management believes that the risk of incurring losses due to default by the other party is remote as the contracts are entered into with major financial institutions.

Financial Instruments with Off-Balance Sheet Risk
Foreign Exchange Contracts--Net Investment Hedges

The Company's principal foreign currency net investment exposures were as follows:


                            September 30, 1994        December 31, 1993
                         ---------------------------------------------------
                              Local      U.S.           Local      U.S.
                             Currency  Dollars         Currency   Dollars
                 ---------------------------------------------------
France                      FF    4,167   $  789          FF  3,996  $  678
Germany                     DEM     301      194          DEM   268     155
United Kingdom              GBP      54       86          GBP    54      80

Unhedged net investment positions fluctuate with currency movements with corresponding translation adjustments recorded in shareholders' equity. The
Company may enter into foreign exchange contracts to limit the exposure of its net investments in foreign subsidiaries to such currency fluctuations. Gains and losses from these contracts which are designated as hedges of the Company's net foreign investments are recorded as translation adjustments in shareholders' equity and offset the gains and losses on the related net investments. For the nine months ended September 30, 1994, the reduction to shareholders' equity, net of tax effects, associated with net investment hedging contracts totaled $29.5 million. Effects of similar net investment hedging contracts increased shareholder's equity by $1.8 million for the year ended
December 31, 1993.

In determining which, if any, net investment positions to hedge, the Company considers such factors as the magnitude of the exposed position and the cost of financing hedging instruments. At approximately one-third of total shareholders' equity, the French franc net investment represents the largest single exposure to the Company; accordingly, the Company has hedged a portion of its net investment in France. At September 30, 1994, the Company was a party to foreign currency exchange contracts maturing in the fourth quarter with a combined notional amount of FF 1.9 billion ($345.7 million) to sell French francs. Similar contracts which matured in January 1994 totaled FF 1.5 billion
($248.4 million) at December 31, 1993.

Foreign Exchange Contracts--Foreign Currency Transaction Hedges
The Company also enters into foreign exchange contracts to minimize exposure of foreign currency transactions and firm commitments to fluctuating exchange rates. Gains or losses from these contracts are recognized in the basis of the transaction being hedged.

The Company's principal net transactional exposures by major currency were as follows:

asset (liability) in millions
                              September 30, 1994       December 31, 1993
                             ------------------------------------------------
                                Local                    Local
                               currency  U.S. dollar    currency  U.S. dollar
                                 amount   equivalent      amount    equivalent
                             ------------------------------------------------
U.S.$*                               23   $     23            18    $      18
FF                                  (93)       (18)          (97)         (16)
GBP                                 (11)       (17)          (22)         (32)
YEN                               2,524         26           556            5
All other (each <$20 million)    various        40          various        45
                               ------------------------------------------------
Total                              N/A    $     54           N/A    $      20
                               ================================================

*Represents U.S. dollar-denominated transactions of affiliates with functional currencies other than the U.S. dollar

The Company's policy is to hedge substantially all of its foreign currency transactional exposures. At September 30, 1994, the Company had entered into multiple forward contracts maturing in the fourth quarter to buy or sell various currencies with notional amounts totaling $63.3 million and $112.2 million, respectively. Such contracts, which matured in the first quarter of 1994, totaled $105.8 million and $125.3 million at December 31, 1993, respectively.

Interest Rate Swaps
The Company enters into interest rate swap agreements to manage its interest rate exposures and minimize its overall cost of borrowings. The net receivable or payable under the interest rate swap arrangements is recognized as an adjustment to interest expense over the life of the underlying contracts.
The Company's weighted average interest rate for the nine months ended September was reduced by 15 basis points or approximately $1.0 million


(45 basis points or $3.5 million for the year ended December 31, 1993) as a result of interest rate swap contracts.

At September 30, 1994, the Company was party to contracts to convert certain floating rate obligations into fixed rate instruments and contracts to convert certain fixed rate debt into floating rate debt as determined by the interest rate environment of the currency in which the underlying obligation was denominated. Interest rate swap contracts outstanding at September 30, 1994 were as follows:

(U.S. dollars, in millions)
                                           Estimated
           Fixed    Notional   Carrying   fair mkt.             Average
Currency  variable   amount     amount      value     Term       rate
- ------------------------------------------------------------------------------
                                                    ..receivable (payable)..
U.S.$       V       $   80     $   .4     $   1.1    7/92-7/99 Pay Libor 3 mos;
                                                               Rec 7.1%
FF          F        400FF       (0.3)       (1.1)   2/93-2/95 Pay 6.7%;
                                                               Rec Pibor 6 mos
FF          V        400FF        1.2         1.1    6/93-6/95 Pay Pibor 3 mos;
                                                               Rec 6.0%

The Company was party to similar contracts at December 31, 1993.

NOTE 8.-        RELATED PARTY TRANSACTIONS

Receivables from Rhone-Poulenc S.A. and affiliates (RP) at September 30, 1994 include $14.8 million in accounts receivable from sales of products and services to RP and $50.2 million classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $14.8 million at September 30, 1994; accrued and other liabilities due to RP totaled $14.1 million.

As of September 30, 1994, the Company had $112.4 million short-term and $31.6 million long-term debt outstanding with RP.

Sales to RP in 1994 were $37.9 million in the third quarter and $78.9 million for the nine-month period; services purchased from and interest paid to RP were $13.0 million in the third quarter and $31.0 million for the nine-month period.
In the third quarter of 1994, the Company performed services with respect to an RP affiliate totaling approximately $4.9 million. For the comparable 1993 quarter and nine months, sales to RP were $9.8 million and $26.9 million, respectively. Amounts paid to RP in the prior year for services and interest were $8.6 million for the third quarter and $31.1 million for the nine-month period.


NOTE 9.-        CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 295 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus (HIV) that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor (AHF) concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in five proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol (DES) (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions in the U.S. alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) two lawsuits alleging breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(R); (5) an alleged infringement by the Company of a process patent for the manufacture of bulk diltiazem, an ingredient in the Company's product Dilacor XR(R); (6) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at three sites on the U.S. National Priority List created by Superfund legislation.

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

RESULTS OF OPERATIONS (Three and nine months ended September 30, 1994 versus comparable 1993 periods)
The Company recorded net income for the third quarter of $102.5 million ($.76 per common share) compared with net income of $71.0 million ($.51 per common share) in 1993. Third quarter 1993 results included a $27.0 million pretax charge ($.13 per common share) for the portion of the Applied Immune Sciences, Inc. ("AIS") purchase price representing acquired research and development expense.

On sales of $2,884.3 million, net income available to common shareholders for the nine months ended September 30, 1994 was $168.8 million ($1.25 per common share) compared with $284.8 million ($2.06 per common share) for the corresponding prior year period. Year-to-date 1994 results include pretax restructuring charges of $121.2 million ($78.8 million after-tax or $.58 per common share) recorded during the second quarter. In addition to the third quarter AIS-related charge of $.13 per common share, prior year results included after-tax income of $14.6 million ($.11 per common share) from the net effects of proceeds from settlement of patent litigation less restructuring and other charges recorded during the 1993 second quarter.

The Company's third quarter reported sales increased over 8% from the comparable
1993 quarter to $1,040.7 million; on a year-to-date basis, sales were level with the prior year. On a basis which excludes the effects of currency fluctuations and product divestitures, net sales increased by almost 6% and 2% for the three- and nine-month periods, respectively. The net impact of price changes reduced sales by approximately one percentage point for the quarter and first nine months of 1994. The global pharmaceutical industry continues to be affected by initiatives in several markets to reduce pharmaceutical prices and limit the volume of prescriptions written.

Quarterly and year-to-date sales by geographic area were as follows:


(in millions)           Three months ended             Nine months ended
                          September 30,                  September 30,
                       --------------------------------------------------------
                       1994     1993       %          1994     1993       %
                                       Change*                        Change*
                     ---------------------------------------------------------
U.S.                 $  317.9  $ 269.9   18%         $  819.7  $  751.0   9%
                     ---------------------------------------------------------
France                  328.9    323.5   (3)            946.1   1,022.6  (5)
Other Europe            250.9    240.3   (1)            727.9     728.4   2
Rest of World           143.0    126.4   15             390.6     382.5   5
                     ---------------------------------------------------------
Total Non-U.S.          722.8    690.2    1           2,064.6   2,133.5  (1)
                     ---------------------------------------------------------
Total Sales          $1,040.7  $ 960.1    6%         $2,884.3  $2,884.5   2%
                     =========================================================

* excludes effects of currency fluctuations and product divestitures

Third quarter sales growth in the United States was driven by higher sales of cardiovascular products, continued good performance by the Armour plasma derivatives business, and higher sales of Azmacort(R). Year-to-date growth in the U.S. was negatively affected by the impact of trade inventory practices on ex-factory sales of certain prescription pharmaceuticals.

Quarterly and year-to-date sales declines in France resulted from reduced sales of anti-infectives following increasing competition in the antibiotics market and strong demand in 1993 related to a higher incidence of influenza. Cost containment measures and physician prescribing habits also restricted growth of the French pharmaceutical market and are expected to continue. Performance in certain other key European markets has been affected by restrictive government programs and reduced prescription prices. On a year-to-date basis, prescription pharmaceutical sales in Germany have recovered by approximately 13% from depressed prior year levels while ethical product sales in Italy and the U.K.
were 19% and 15% below the first nine months of 1993, respectively.

Quarterly and year-to-date sales growth in the Rest of World region was led by sales of anti-infectives in South America and Asia. Although reported sales in Japan were up slightly during the third quarter due to higher Albuminar(R) sales
,the price reductions which became effective in the first half of the year have contributed to overall sales declines in that market on a year-to-date basis.

Sales of cardiovascular products, particularly Dilacor XR(R) and Lovenox(R)/
Clexane(R), increased during the quarter and first nine months of the year.
The impact of reduced third quarter sales of the Lozol(R) brand indapamide, whose FDA exclusivity expired in mid-1993, was mitigated by sales of the Company's generic indapamide; on a year-to-date basis, total indapamide product sales trailed prior year levels as expected.

Sales of plasma derivatives continued to outpace the prior year on a quarterly and year-to-date basis. Quarterly sales growth was led by U.S. sales of Gammar(R) IV and sales of Albuminar in the U.S. and Japan; however, year-to-date sales of Albuminar(R) in Japan remained below the prior year. Sales of Monoclate-P(R) and Mononine(TM) in the U.S. and Germany increased for the first nine months of 1994.

The Company's respiratory products, particularly Azmacort(R), recorded sales increases in the third quarter. For the nine-month period, U.S. ex-factory sales of Azmacort(R) and Nasacort(R) remained below the prior year due to trade inventory adjustments in the first half of 1994. A declining market due to a shift in use to inhaled steroids coupled with increasing generic competition contributed to reduced year-to-date sales of Slo-bid(TM). The Company launched its own generic version of Slo-bid(TM) in the U.S. in the 1994 second quarter.

Sales of central nervous system/analgesia products were flat for the quarter while sales of anti-infectives were slightly below the prior year. For the first nine months of 1994, both therapeutic categories have experienced sales shortfalls following unusually strong prior year demand in France and increasing competitive pressure in the French antibiotics market. Sales declines of anti-infectives have been partially mitigated by the third quarter introduction of the quinolone antibiotic Zagam(R) in France and increased sales, particularly of Flagyl(R), in the Rest of World region.

Quarterly Maalox (R)sales improved slightly as declines in the United States and France were offset by sales increases in other countries, particularly Germany.
On a year-to-date basis, sales remained just below 1993 levels. The Company's share of the U.S. antacid market continued to trail the prior year due to competitive activity and a shift away from the liquid segment where Maalox(R) has a strong presence. In an effort to protect the Maalox brand position in the U.S., the Company has committed additional resources for marketing and advertising initiatives.

As anticipated, sales of calcitonin products continued to be well below prior year levels due to government cost containment programs in Italy, Spain and Japan and generic competition in the United States. The non-reimbursement status of calcitonin in Italy has been appealed, but management does not anticipate any modifications to the reimbursement classification of calcitonin in the near-term.

Sales of oncology products have increased over the prior year periods, driven by the launch of Granocyte(R) for chemotherapy-induced neutropenia in France, Germany and other European markets in the first half of 1994. The Company also acquired the U.S. and Canadian marketing rights to Oncaspar(TM) for use in the treatment of acute lymphoblastic leukemia.

Quarterly operating income benefitted from product mix-related gross margin improvements and lower administrative expenses, partially offset by increased marketing expenses in Germany and in Asian markets. On a year-to-date basis, excluding the effects of nonrecurring items, operating income margin was one percentage point below the prior year due to higher marketing expenses and increased investment in research and development which approached 15% of net sales. Gross margin was essentially level with the comparable 1993 period as unfavorable changes in price, particularly in Europe, offset product mix improvements.

In second quarter of 1994, the Company recorded a $121 million charge related to a global restructuring plan. The plan, which is expected to be completed in 1995, is intended to contribute to management's objective to reduce the Company's cost base (exclusive of research and development expenditures) as a percentage of sales. Annual pretax savings should grow to over $60 million in 1996. Cash outlays under the plan are expected to approximate $100 million;
the remainder of the restructuring charge relates to asset writeoffs in conjunction with certain production facilities. As of September 30, 1994, actual cash outlays and asset writeoffs related to the 1994 plan totaled $17 million and $11 million, respectively. Total workforce reductions will approximate 1,300 positions, or 6%, primarily from manufacturing, sales
/marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere are also included. Reductions are being effected through a variety of local programs which typically include retirement incentives or other severance benefits as well as outplacement services. As of September 30, 1994, the Company's workforce had been reduced by over 400 positions as a result of the 1994 restructuring.

In the 1993 second quarter, the Company recorded charges of $77 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. In the 1993 fourth quarter, the Company recorded additional restructuring charges of $17 million. The 1993 restructuring programs, principally in Europe, include restructuring of the marketing and manufacturing operations in the Company's German and Italian prescription pharmaceutical businesses following governmental actions aimed at limiting prices and prescription volume. The programs also include a plan to invest a portion of a French manufacturing facility by the end of 1995. For the nine months ended September 30, 1994, cash outlays associated with the programs totaled $13 million; there were no asset writeoffs during the period.
Total workforce reductions will approximate 800 employees; as of September 30, 1994, over 650 positions had been affected by the programs. For the full year
1994, pretax savings related to the 1993 restructuring program are expected to approach $30 million.

Quarterly net interest expense grew 27% to $13 million due, in part, to higher
U.S. average debt balances and short-term interest rates. Year-to-date net interest expense remained 24% below the prior year as a result of lower average worldwide net debt balances and lower average interest rates in Europe. On a full year basis, net interest expense is expected to be below 1993. Preferred dividends were higher due to a net increase in outstanding preferred shares and the effect on auction rate dividends of higher U.S. short-term interest rates during 1994.

Other expense included losses associated with the Company's equity investment in AIS approximating $5 million and $15 million for the three- and nine-month periods, respectively. The comparable 1993 periods included a $27 million pretax charge representing AIS-related acquired research and development expense. Third quarter gains on the sale of certain assets and product rights totaled $5 million and $3 million in 1994 and 1993, respectively ($9 million and $15 million on a year-to-date basis, respectively). Year-to-date foreign exchange losses, including effects of translation and financing policy in high-inflation economies, totaled $8 million.

The Company records income tax expense based on an estimated full year effective income tax rate. Excluding the effects of nonrecurring items, the estimated effective tax rate for the third quarter and first nine months of both 1994 and 1993 was approximately 29%. Beginning in December 1994, a reduction in the Company's Possessions Tax Credit benefit under the U.S. Omnibus Budget
Reconciliation Act of 1993 could contribute to an increase in the Company's tax rate of up to three percentage points in 1995 and thereafter. The Company will seek to mitigate this effect through routine tax planning.

FINANCIAL CONDITION
Net cash provided by operating activities was $407 million for the first nine months of 1994, representing a $167 million decrease versus the comparable prior year period. The reduction reflects lower earnings and an $89 million increase in cash outlays for income taxes due to the prior year deferral of tax payments, partially offset by lower working capital needs. Prior year earnings and operating cash flows included $105 million proceeds from the settlement of patent litigation.

At $191 million, cash outlays for investing activities were $89 million lower than prior year. Capital expenditures totaled $140 million versus $167 million in 1993, but are expected to approximate 1993 levels on a full year basis.
Current year investing activities reflected cash outflows of $29 million for the acquisition of various product rights and investments while prior year investing activities included the acquisition of approximately 37% of AIS for $117 million. Year-to-date net cash outflows associated with hedging certain net investment exposures approximated $33 million compared with $6 million in 1993. The Company anticipates that known cash outflows in the first half of 1995 associated with certain investments in technologies will approximate $60 million.

Cash used in financing activities decreased $81 million to $216 million due to a lower level of debt repayments, offset in part by higher cash outlays for common share repurchases and dividends. The Company substantially completed its authorized common share repurchase program, acquiring approximately three million of its common shares ($109 million) throughout the first nine months of 1994; such share repurchases totaled $21 million for the comparable 1993 period. Dividends paid to common shareholders totaled $114 million or $.84 per share, an increase of 17% per share. Prior year financing activities included the $175 million issuance of money market preferred stock, the net proceeds of which were used to redeem $75 million of Market Auction Preferred
Shares and to reduce short-term debt.

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio was .27 to 1 at June 30, 1994 compared with .26 to 1 at December 31, 1993. At September 30, 1994, the Company classified approximately $374 million of notes payable as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

The Company had committed lines of credit totaling $1.2 billion on October 31, 1994 with approximately $44 million of borrowings outstanding under these lines.
Of the $1.2 billion, $500 million relates to a long-term revolving credit facility unconditionally guaranteed by RP.

The amount available reduces by
$200 million per year until expiration of the facility in 1997; during 1994, $200 million of the facility expired. In a separate agreement with RP, the Company has agreed to maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company has an additional $695 million available under several multi-currency line of credit agreements expiring throughout the next four years.

Pursuant to a U.S. shelf registration filed in 1993, the Company has the ability to issue $325 million in public debt securities and/or preferred shares.

At September 30, 1994, the ratio of current assets to current liabilities was
1.41 to 1 compared with 1.37 to 1 at year-end. Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.
long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative new therapies, and maximize the benefits of new business alliances. In addition to its 1993 collaboration with AIS, the Company has also recently entered into several relationships to collaborate on cell and gene therapy programs in the areas of oncology, cardiovascular disease and central nervous system disorders.
In 1994, the Company also entered into an alliance with Caremark International
Inc., a U.S. pharmaceutical benefit management company, to enhance the delivery of cost-effective drug therapies. The Company will continue to explore new strategic business alliances as such opportunities arise.

On October 26, 1994, the Board of Directors declared a cash dividend of $.28 per common share payable November 30, 1994 to shareholders of record November 10, 1994. Full year 1994 dividends per share increased 12% from the prior year.

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 9 of the Notes to Condensed Consolidated
Financial Statements and in Legal Proceedings in Part II of Form 10-Q.












PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Diethylstilbestrol ("DES") Litigation
There are approximately two hundred legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-
Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United States District Court for the Northern District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants. In at least seven prior
DES actions, plaintiffs have sought certification of a class and have been unsuccessful. As the facts of each individual lawsuit vary widely, the Company does not believe that class action status is warranted and it intends to vigorously oppose this petition requesting class action certification. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH ("Nattermann") with respect to DES-related legal actions brought against certain of its former U.S. subsidiaries. Under the terms of the 1990 Acquisition Agreement with Rhone-Poulenc S.A. (RP), RP is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million. The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.

AHF Litigation
There are approximately two hundred twenty-six pending lawsuits in the United
States, fourteen in Canada and fifty-five in Ireland against the Company's
Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia who are infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that such infection and, in some cases, resulting illnesses (including Acquired Immune Deficiency Syndrome-related conditions) or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's; none of these cases involves Armour's currently distributed
AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately one hundred two claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management believes the number of lawsuits filed will continue to trend upward. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million.
Armour believes this verdict to be inconsistent with evidence specific to the case and, accordingly, filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court denied both motions and Armour has appealed the judgment to the United States Court of Appeals for the Eleventh
Circuit. Oral arguments on the appeal were recently held. Regardless of the outcome of this case, and because the facts vary widely in such cases, the Company does not view this verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. Additionally, in November 1993, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United
States District Court for the Northern District of Illinois. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980's were not negligent as alleged and accordingly were not liable to the claimant.
Plaintiff's post-trial motion seeking a new trial was denied and plaintiff has appealed the judgment to the United States Court of Appeals for the Seventh
Circuit. Although there are no other actions pending against Armour which are presently at trial or set for trial in 1994, Armour reasonably expects that other cases will proceed to trial in the future.

In December 1993, the Federal Multi-District Litigation Panel authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. As of September 30, 1994, four proposed federal class action lawsuits (Wadleigh, et al. v. Armour
Pharmaceutical Company, et al., United States District Court, Northern District,
Illinois; Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al., United States District Court, Idaho District; Jose Alvarez, Jr. et al.
v. Armour Pharmaceutical Company, et al., United States District Court for the
Eastern District of Louisiana; and Timmy Dale Martin, et al. v. Armour
Pharmaceutical Company, et al., United States District Court for the Northern
District of Alabama); and one proposed state class action (Jeffrey Stanger, et al. v. Armour Pharmaceutical Company, et al., Superior Court, Pima County,
Arizona), have been filed against several fractionators, including Armour.

In a bench ruling on August 5, 1994, and a Memorandum Opinion filed August 17,
1994, the Court in Wadleigh stated that it intended to certify the issue of negligence in that action for class action treatment, but that it would deny plaintiffs' motion for certification of an all-purpose class action and plaintiffs' motion for certification of the issues of strict liability, breach of warranty, proximate cause, and punitive damages. On September 22, 1994, the Court denied the defendants' motion for reconsideration, and also denied defendants' request that it certify the issues for immediate consideration by the Court of Appeals. In an order entered October 31, 1994, the Court ruled that it would not certify plaintiffs' concert of action claim for class treatment. On November 3, 1994, the Court entered its formal class certification order. Various issues regarding notice to the class remain pending. The Court has scheduled a hearing in early December, 1994 with respect to these issues. Under the issue certification contemplated by the Court, only the issue of negligence would be tried on a classwide basis. In the event of a defense verdict, all class members would be bound thereby; in the event of a plaintiffs' verdict, it would be necessary for each class member to attempt to utilize that favorable outcome in his own separate litigation.
The class trial would not involve any issues of causation or damages, or a determination as to any defenses such as the statute of limitations.

As the facts in each individual lawsuit vary widely, Armour does not believe that class action status is warranted in any of these actions and it intends to challenge the Court's ruling in Wadleigh at the earliest possible time.
Previously, two U.S. Federal Courts and one State Court had denied petitions for class action certification, and in April 1994, the New Jersey Superior
Court denied permission to bring a previously proposed state class-action lawsuit (D.K., L.K.; R.K., Sr., et al. v. Armour Pharmaceutical Company, et al.,
Superior Court, Middlesex County, New Jersey). The Company intends to vigorously oppose the remaining petitions requesting class action certification.


In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the National Hemophilia Foundation, concerning the issue of assistance for
U.S. hemophiliacs infected with HIV.   Armour and Baxter Healthcare
Corporation ("Baxter") reached a tentative settlement with attorneys representing claimants in the purported class-action lawsuits pending against the respective companies and submitted a Memorandum of Understanding to the
Court in that regard on August 2, 1994.  However, as a result of the Court's
August 5, 1994 statements with respect to class certification in Wadleigh, plaintiffs' counsel withdrew from their recommendation concerning the settlement.  Armour will continue to vigorously defend its position in all cases and claims brought against it.

With respect to this litigation, the Company has contractual rights to certain insurance coverage provided by insurance carriers to Revlon, Inc., the party from which it purchased the Armour business in 1986 ("Revlon carriers"). The
Company also believes it has certain insurance coverage from an umbrella insurance carrier and that it has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if certain self-insured retention levels from relevant insurable losses are exceeded. The Company has been involved in litigation with a principal insurance carrier ("the principal carrier") and the umbrella carrier as well as with certain of the Revlon carriers, relative to carrier defense and indemnity obligations associated with AHF litigation. A trial in the insurance coverage litigation, if necessary, would take place in the United States
District Court for the Eastern District of Pennsylvania sometime in late 1994 or early 1995. Recently, the Company settled the dispute being litigated with the principal carrier by entering into an agreement which defines the principal carrier's obligations with respect to the underlying AHF litigation.
Additionally, the Company and certain of the other carriers are engaged in extensive discussions aimed principally at settling the extent and other conditions of coverage of those carriers. Based upon these discussions, the Company believes that, although not a certainty, a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated liability determined in accordance with Statement of
Financial Accounting Standards No. 5 ("SFAS 5") is probable of occurrence.

Certain Contract Litigation
Rhone-Poulenc Rorer Pharmaceuticals ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related breach of contract lawsuits initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim
Pharmaceuticals Corporation (collectively, "BM"), seeking compensatory damages.
Specifically, BM has commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(R).
The Company believes that the claims are without merit and RPRP intends to vigorously defend these actions. RPRP has filed a counterclaim against BM.

Antitrust Litigation
The Company has been named as a defendant in thirty-nine antitrust lawsuits.
It is presently a party to six state court actions in California, one in Alabama, and one in Wisconsin. Additionally, the Company is named in thirty-one federal court actions, filed in various jurisdictions. The suits allege that RPR, certain other pharmaceutical companies and wholesalers, a large mail order concern and certain pharmacy benefits managers engaged in discriminatory conduct against independent community pharmacist plaintiffs with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. One suit alleges injury to a proposed class of California residents who are consumers of brand name prescription products. Some of the federal actions purport to be class actions, as do nine of the various state cases.
Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs and the California class plaintiffs have filed amended consolidated Complaints so that issues affecting the alleged class are pleaded consistently.

In February 1994, the Judicial Panel on Multi-District Litigation consolidated federal cases in which the Company is a named defendant with other related federal actions in which the Company is not named as a defendant for purposes of coordinating overlapping pre-trial proceedings, such as discovery. The federal cases have been transferred to the United States District Court for the Northern District of Illinois. Similarly, six state cases in which the Company is named have been coordinated with four other cases in which the Company is not named as a defendant in the Superior Court for the County of San Francisco.

While the aforementioned cases are in their early stages, the Company believes that the claims are without merit and it intends to vigorously defend these lawsuits.





Patent and Intellectual Property Litigation
The Company is a plaintiff in a patent infringement lawsuit with Chiron
Corporation filed in the United States District Court in California involving the patent licensed exclusively to the Company by the Scripps Research
Institute ("Scripps") covering the antihemophilic Factor VIII:C(R). The Court is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the next six to twelve months.

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S.
licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the
International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. patent rights.
The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR(R)
product.  Tanabe and MMD are requesting relief in the form of an Exclusion
Order and a Cease and Desist Order.  The Company has raised several defenses, including lack of jurisdiction, patent invalidity, and non-infringement.  The
ITC had suspended the proceeding indefinitely in view of a reexamination proceeding in the U.S. Patent and Trademark office involving the Tanabe U.S.
process patent.   Reexamination is complete and a hearing began in October
1994.

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












ITEM 6. Exhibits and Reports on Form 8-K

a.  Exhibits


        11      Statement re computation of earnings per common share.
        15      Letter re unaudited interim financial information.
        27      Financial Data Schedule.


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




                                                RHONE-POULENC RORER INC.
                                             ----------------------------------
                                               (Registrant)






        November 11, 1994               /s/     PATRICK LANGLOIS
        ---------------------          -------------------------------
                                                Patrick Langlois
                                                Senior Vice President and
                                                Chief Financial Officer



        November 11, 1994               /s/     DANIEL J. PEDRIANI
        ---------------------          -------------------------------
                                                Daniel J. Pedriani
                                         Vice President-Corporate Controller
                                                Chief Accounting Officer








                                                         INDEX TO EXHIBITS





Exhibit No.                                                        Page
- -----------                                                       -------


        11      Statement re computation of earnings
                per common share.                                         30-31

        15      Letter re unaudited interim financial
                information.                                                32

        27      Financial Data Schedule                                     33


















                                                                       29
