Form 10-K
period 1994-12-16
RHONE POULENC RORER INC
filed 1995-03-20
CIK 217028

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

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM _____ TO _____
  COMMISSION FILE NUMBER 1-5851
                         ------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of January 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,518,912,057.

  Common shares outstanding as of January 31, 1995 were 134,099,589.

                                ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents have been incorporated by reference in this report:

              DOCUMENT                         PARTS INTO WHICH INCORPORATED
              --------                         -----------------------------
Proxy Statement dated March 17,
 1995 in connection with the April
 25, 1995 Annual Meeting of
 Shareholders                                               Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    The Exhibit Index is located on page 56.

                            RHONE-POULENC RORER INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                     PART I

ITEM 1. BUSINESS

 Description of the Business

  Rhone-Poulenc Rorer Inc. (the "Company" or "RPR"), a Pennsylvania corporation, is the business formed in the 1990 combination of Rorer Group Inc. and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. ("RP"). RP, based in Paris, France, owns approximately 68 percent of the Company's common shares and controls the Company.

  The Company is primarily engaged in the discovery, development, manufacture and marketing of a broad line of pharmaceutical products for human use. On the basis of sales, the Company is the leading pharmaceutical group in France, among the top three in Europe and among the largest in the world. The Company also has a growing presence in North America, in developing markets, and in Japan. The Company's products are manufactured in 30 countries and the Company has a commercial presence in the major markets of the world.

  The Company's pharmaceutical offerings are primarily comprised of prescription medicines, plasma proteins and over-the-counter ("OTC") medicines. In addition, the Company manufactures and sells certain bulk pharmaceuticals and limited quantities of other chemicals.

  In 1993, the Company launched a long-term cell and gene therapy research and development collaboration with Applied Immune Sciences, Inc. ("AIS"), a pioneer in cell therapy, and entered into agreements for current and future joint ventures for the marketing and distribution of cell therapy products and services. To date, the Company has acquired a 42% interest in AIS and has the right to purchase majority ownership interest around 60%. In 1994, the Company formally created RPR Gencell, a division dedicated to discovery, development and commercialization of cell and gene therapies. Through associations with various companies and research organizations, including AIS, the division will optimize existing technologies to accelerate the application of cell and gene therapies in the areas of oncology, cardiovascular diseases and central nervous system disorders. These collaborations should strategically position the Company to play a major role in the development of commercial opportunities in both cell and gene therapies.

  In February 1995, the Company's Armour Pharmaceutical Company subsidiary ("Armour") entered into an agreement with Behringwerke AG, a subsidiary of Germany's Hoechst AG, to form a 50/50 joint venture in the global plasma proteins business. Armour and Behring have complementary plasma proteins offerings and geographic strengths which, if combined, would position the resulting joint venture to become a global market leader. The arrangement, which is subject to U.S. and European regulatory approvals, will also provide for increased investment in research and development activities.

 Financial Information about Industry Segments and Foreign and Domestic
Operations

  See note 16 to the consolidated financial statements, "Industry Segment and Operations by Geographic Area" appearing on page 44 of this report.

 Principal Offerings

  The Company's pharmaceutical offerings are primarily comprised of prescription medicines, plasma proteins and OTC medicines. The Company's principal offerings can be categorized in the following major therapeutic areas: cardiovascular; anti-infectives/oncology; plasma proteins; central nervous system/analgesia; respiratory; bone metabolism/rheumatology; and gastroenterology. In addition, the

Company manufactures and sells certain bulk chemicals, OTC products and pharmaceuticals in other therapeutic areas including dermatology. No single product or offering contributed more than 6% of sales, and the ten largest as a group contributed 37% of the Company's 1994 sales (1993-36%; 1992-35%). The following principal therapeutic areas accounted for the indicated percentages of the Company's total net sales:

                                                        PERCENTAGE OF NET SALES*
                                                       --------------------------
                   THERAPEUTIC AREA                      1994     1993     1992
                   ----------------                    -------- -------- --------
Cardiovascular products, including
 Clexane (R)/Lovenox (R), Dilacor (R) XR,
 Lozol (R)/Indapamide and Selectol (R)................      21%      19%      18%
Anti-infectives/oncology products, including
 Flagyl (R), Rovamycine (R) and Peflacine (R).........      13%      13%      13%
Plasma proteins, including Albuminar (R) and
 Monoclate-P (R)......................................      12%      10%       8%
Central nervous system/analgesia products, including
 Doliprane (R), Imovane (R)/Amoban (R) and
 Sermion (R)..........................................      11%      11%      13%
Respiratory products, including Azmacort (R) and
 Nasacort (R).........................................      10%      10%      10%
Bone metabolism/rheumatology products, including
 Orudis (R)/Profenid (R)/Oruvail (R) and
 Calsynar (R)/Calcimar (R)............................       8%      10%      10%
Gastroenterology products, including Maalox (R).......      11%      12%      12%
All other, including DDAVP (R)........................      14%      15%      16%
                                                       -------- -------- --------
  Total net sales.....................................     100%     100%     100%
                                                       ======== ======== ========

- --------
* Certain reclassifications have been made from amounts shown in prior periods for therapeutic areas to conform to classifications now used by the Company.

  The Company's principal offerings include the following:
Clexane (R)/Lovenox (R) (enoxaparin), a low molecular weight heparin used in the prevention and treatment of deep vein thrombosis after certain surgery; Orudis (R)/Profenid (R)/Oruvail (R) (ketoprofen), a non-steroid anti-inflammatory agent used in the treatment of rheumatoid arthritis;
Albuminar (R), a protein replacement agent and plasma volume expander for loss of intra-vascular volume; Monoclate-P (R), a pasteurized anti-hemophilic Factor VIII:C concentrate; Azmacort (R), an inhaled corticosteroid for asthma;
Dilacor (R) XR (diltiazem), a calcium channel blocker used for treatment of hypertension; Doliprane (R) (paracetamol), an analgesic; Lozol (R) (indapamide), a diuretic used to treat hypertension; Calsynar (R)/Calcimar (R) (calcitonin) for the treatment of metabolic bone diseases such as post-menopausal osteoporosis; Sermion (R) (nicergoline), a cerebral vasodilator used in the treatment of memory disturbance due to aging and cognitive disorders; Imovane (R)/Amoban (R) (zopiclone), a non-benzodiazepine sleeping agent; Nasacort (R) (triamcinolone acetonide), an inhaled corticosteroid for allergic rhinitis; Maalox (R), a magnesium and aluminum hydroxide-based antacid for treatment of gastric hyperacidity; Flagyl (R) (metronidazole), an antiparasitic used in the treatment of trichomoniasis, amebiasis and anaerobic bacterial infections; DDAVP (R), primarily for treatment of nocturnal enuresis in children; Rovamycine (R) (spiramycine), a macrolide anti-infective;
Peflacine (R) (pefloxacine), an anti-infective quinolone product; Sectral (R) (acebutolol), a beta-blocker used in the treatment of hypertension and angina; Slo-bid (TM)/Slo-Phyllin (R), a theophylline bronchodilator; Gammar (R) IV, a sterile, lyophilized preparation of immunoglobulin used in the prevention and treatment of immunological disorders and to replace antibodies; and Selectol (R) (celiprolol), a highly cardioselective vasodilating beta-blocker used in the treatment of hypertension.

  While the above offerings as well as others are important to the Company's strategy and focus in specific geographic markets, not all are marketed by the Company in all three of the largest pharmaceutical markets of the world (Europe, United States and Japan).

 Customers, Marketing and Distribution

  The Company markets certain of its offerings in more than 140 countries throughout the world. The Company's prescription medicines are sold primarily to drug wholesalers, retail pharmacies, hospitals and government authorities, while OTC products are sold, in addition to the foregoing, to food chains and other retail outlets. Plasma proteins are marketed to hospitals and home health care organizations. The Company's customer base is diverse, and no one customer accounted for as much as 10 percent of the Company's consolidated net sales in 1994.

  Promotion of the Company's prescription medicines is directed primarily to physicians, hospitals and pharmacists through personal visits by professional sales representatives. In addition, this activity is supported by the Company's participation in scientific seminars, medical journal advertising and by direct distribution of samples and other printed material. Promotion of prescription medicines in the U.S. is increasingly directed at managed care organizations. Promotion of OTC products includes advertising directed at the end consumer through media such as television, radio or print.

  In 1994, the Company conducted its marketing efforts in the United States in four divisions: (1) Rhone-Poulenc Rorer Pharmaceuticals, the prescription and hospital division; (2) Rhone-Poulenc Rorer Consumer Pharmaceutical Products, which marketed OTC products; (3) Armour Pharmaceutical Company, which markets plasma proteins to hospitals and home health care organizations; and (4) Dermik Laboratories, which markets prescription dermatological products principally to dermatologists. In December 1994, due to lack of critical mass, the Company transferred its U.S. OTC business to Ciba-Geigy Limited through an asset sale and royalty arrangement.

  The U.S. pharmaceutical industry is currently undergoing fundamental changes in the way health care is administered and provided (see "Governmental Regulation"). These changes necessitate the development of relationships with a smaller number of large customers (i.e., managed care organizations) in addition to the traditional marketing focus on the individual physician. In 1993, the Company reorganized on a regional basis its U.S. prescription pharmaceuticals division to respond more effectively to the managed care environment and established an emerging markets unit to focus on nationally-organized managed care plans. The emerging markets unit is also responsible for Arcola Laboratories, which markets generic versions of RPR products after patent or market exclusivity expiration in the United States. In 1994, the Company entered into an alliance with Caremark International Inc. ("Caremark"), a pharmaceutical benefit management company, to enhance the delivery of cost-effective drug therapies through a shared investment in outcomes research. In 1994, approximately 30 percent of the Company's sales were in the United States.

  In Europe, as a result of the reimbursement environment, the category of non-reimbursed self-medication products is growing. In 1994, the Company established a European OTC/self-medication business unit to meet the needs of this expanding non-prescription market. The unit works closely with the Company's European prescription pharmaceuticals business to meet the specific challenges of prescription-to-OTC switches and to effectively leverage the Company's existing sales and marketing resources. RPR believes it is among the top three OTC companies in Europe.

  In France, where the Company enjoys the leading position, marketing activities are conducted through three subsidiaries (Bellon, Specia and Theraplix). Facing new government guidelines to promote physician prescribing practices intended to reduce a national health care deficit, the Company reorganized its sales organization in France in 1994 to better serve the needs of targeted customers. Prescription medicines are marketed to hospitals by Bellon and to non-hospital specialists and general practitioners by Specia and Theraplix. Theraplix and a fourth subsidiary, RP Labo, promote self-medication products to physicians, pharmacists and patients. In 1994, Rhone-Poulenc S.A. acquired Cooperation Pharmaceutique Francaise ("Cooper"). Cooper, which is managed by RPR for a fee, has an extensive pharmacy distribution network in France and assists in the promotion of the Company's self-medication products. Through the French subsidiaries, the Company is party to certain arrangements with affiliates of Bristol-Myers Squibb, Bayer, and Astra to co-market such products as Vasten (R), a cholesterol-lowering agent; Captea (R), a combination ACE inhibitor and diuretic; Captolane (R), an ACE inhibitor; Nidrel (R), a calcium channel blocker and Zoltum (R), a proton pump inhibitor. In 1994 in France, the Company, through a joint venture with Dainippon, launched the quinolone antibiotic Zagam (R) and with its joint venture partner, Chugai, launched Granocyte (R) for chemotherapy-induced neutropenia. During 1994, the Company also entered into an alliance with Fisons Pharmaceuticals to develop and market the respiratory products Azmacort (R), Nasacort (R) and ebastine in various European countries, including France. In 1994, 32 percent of the Company's sales were in France.

  Operations in Other Europe (excluding France) contributed approximately 24 percent of 1994 worldwide sales. The Company's largest operations are in Germany, the United Kingdom and Italy. In Germany, the Company conducts its prescription products business under the names of Nattermann, Rorer and Rhone-Poulenc Pharmaceuticals. The OTC business in Germany is conducted through the Nattermann and Dr. Schieffer units. In the United Kingdom, the Company markets branded prescription pharmaceuticals through its Rhone-Poulenc Rorer and May & Baker divisions. Generic pharmaceuticals are marketed and distributed in the U.K. under the name of APS-Berk, and OTC products are distributed by the Family Health Division. In 1994, plasma proteins were marketed in Germany and the U.K. by Armour Pharmaceuticals. In Italy, the Company conducts business through its Rhone-Poulenc Rorer S.p.A. subsidiary under the names Rhone-Poulenc and Rorer. The Company is strengthening its operations in Central and Eastern Europe through local production, warehousing and distribution arrangements and the expansion of its sales force network. In 1994, the Company started manufacturing in Poland and expanded its operations in Russia.

  In the aggregate, geographic regions comprising the Rest of World area accounted for just under 14 percent of RPR's 1994 sales. The Company has operations in Africa, Asia, Latin America, Canada, Australia and Japan. The Company's operations in Japan are conducted primarily through its subsidiary Rhone-Poulenc Rorer Japan Inc.; in addition, the Company has several licensing arrangements with Chugai, Yamanouchi and other Japanese companies for the sale of RPR products in that market. The Company recently acquired rights to market products formerly licensed to a third party in Argentina, and discussions are in process with RP to acquire rights to the Brazilian market.

 Raw Materials and Manufacturing

  Substantial amounts of the active ingredients used in the Company's prescription and OTC medicines are manufactured at its bulk pharmaceutical and chemical facilities at Villeneuve la Garenne and Vitry-sur-Seine (near Paris, France); Dagenham (near London, England); Cologne (Germany); Lewes, Delaware (United States); and Marseilles (France). Certain chemicals and botanicals are purchased from third parties and processed, compounded and packaged in facilities which the Company operates. See "Properties".

  The Company manufactures a substantial amount of the active ingredients contained in its pharmaceutical products and does not depend to any significant degree on other suppliers for these materials. Other raw materials and packaging supplies for the Company's pharmaceutical products generally are available in ample quantities under normal conditions. Such supplies were adequate in 1994, and no shortages are currently anticipated.

  Armour's Plasma Alliance subsidiary, through the plasmapheresis process, collects all of the plasma used in the U.S. and substantially all of the plasma used worldwide at 24 collection centers throughout the southern and mid-western United States. In 1994, the Company began operation of a new fractionation facility in France with the objective of increasing the Company's overall plasma volume capability and opening the French market to the Company's plasma proteins.

 Patents, Trademarks and Licenses

  The Company has obtained patents in France, the United States, and other countries for the significant products discovered or developed through its research and development activities. Patent protection is available in the United States, France and most other developed countries for new active ingredients, as well as for pharmaceutical formulations or manufacturing processes. In some other countries, patent protection is available only for manufacturing processes. The Company also licenses patents and other know-how from third parties. The Company maintains numerous trademarks protected by registrations in the countries where its products are marketed.

  As no single product or offering contributes more than 6% of total sales, no single patent or trademark is considered material to the Company as a whole. Certain of the Company's licensed and owned products are covered by patents principally in the United States, France and/or other countries. These patents cover such principal offerings as Nasacort (R), Monoclate-P (R), Clexane (R)/Lovenox (R), Peflacine (R) and Selectol (R). The Company's licensed or owned patents expire at various times through the next twenty years. The U.S. Lozol (R) patent expired in 1988 and Lozol (R) U.S. FDA exclusivity expired in mid-1993. The U.S. Azmacort (R) patent expired in 1993 and Dilacor (R) XR faces loss of U.S. FDA exclusivity in mid-1995. The General Agreement on Tariffs and Trade ("GATT") was signed into law in late 1994 and has led to numerous changes in U.S. patent law. Provisions of GATT affect the life of both newly-issued and currently in-force U.S. patents. Certain RPR U.S. patents in force today will benefit from an extended patent term, but not with respect to those that were scheduled to have expired before late 1999. The Company has been granted Supplementary Certificates of Protection to extend the patent terms of several of its products in Europe.

  Product patent protection is no longer available in nearly all major markets for the active ingredients (such as ketoprofen, metronidazole, calcitonin, acebutolol and spiramycine) used in a number of the Company's leading products. However, the Company does not believe that the expiration of patent protection for the active ingredients used in these and other products has generally had a significant adverse effect on the Company because of the ability thus far to develop and patent new processes, formulations and uses; to position many of its products in specific market niches; and because the generic market in France is not presently a significant factor.

  The Company is routinely engaged in disputes over its patented products and processes, the more significant of which are discussed in "Legal Proceedings" herein. There are currently no significant disputes concerning its trademarks.

 Competition

  Generally, the Company operates in an intensely competitive global environment, encountering competition in all of its geographical markets from large national and international competitors. The Company's chief competitors include such companies as American Home Products Corp; Bristol-Myers Squibb Company; Ciba-Geigy Limited; Eli Lilly and Company; Glaxo Holdings p.l.c.; Hoechst AG; Johnson & Johnson; Marion Merrell Dow Inc.; Merck & Co, Inc.; Pfizer Inc.; Roche Holdings; Sandoz Ltd.; Schering-Plough Corporation; SmithKline Beecham; The Upjohn Company and Warner-Lambert Company. These and other competitors have substantial resources available for research, development and marketing activities.

  In general, a pharmaceutical offering may be subject to competition from alternative therapies during the period of patent protection and thereafter it may also be open to competition from generic offerings. The launch by other companies of new products or processes with therapeutic advantages can result in obsolescence and/or significant price erosion despite the existence of patent protection or recognized trademarks. Medical utility, product quality and marketing are other major competitive factors. Manufacturers of generic products typically do not invest as heavily in research and development and, consequently, are able to offer generic products at considerably lower prices than brand equivalents. A research-based pharmaceutical company may therefore seek to achieve a sufficient margin and sales volume during the period of patent protection to recover the original investment and to fund research for the future. There are, however, a number of factors that can enable products to remain viable once all forms of patent protection (product, process, formulation and use) have ceased. These include creating for the prescriber or the consumer a strong brand identification supported by an active trademark registration and enforcement policy; offering a range of alternative formulations that generic manufacturers typically cannot produce; or complexity of manufacture of the active compound.

  Increasing governmental and other pressures in many countries in favor of the dispensing of generic products in substitution for brand-name products may increase competition for some of the offerings which are no longer covered by patents.

  The Company believes that its competitive position in the medium- to long-term depends largely on the ability of its research and development organization to discover and develop innovative therapies, as well as on increasing productivity through improved manufacturing methods and marketing efforts and maximizing the benefits of new business alliances.

 Research and Development

  The Company invests heavily in research and development, which management believes is critical to growth and competitiveness in the pharmaceutical industry. Research and development expenditures were $600 million in 1994, $561 million in 1993 and $521 million in 1992. Such expenditures represented 14% of net sales in 1994 and 1993 and 13% of net sales in 1992.

  The Company has concentrated research efforts at three research centers, in France, the United States, and the United Kingdom. See also "Properties."

  The Company has centralized and redirected its research in selected areas deemed by management to be of long-term market potential. Research and development programs are concentrated in several therapeutic areas: cardiovascular, cancer, infectious diseases/AIDS, respiratory, bone metabolism/rheumatology, and central nervous system disorder/pain. The Company has development projects in various stages which include, but are not limited to, the following:

  Filed for registration in certain major markets:

  . Taxotere(R)*, an antitumor agent with potential therapeutic benefit against breast, lung and other forms of cancer;

  . Ebastine, a non-sedating antihistaminic compound for treatment of seasonal or perennial allergic rhinitis;

  .  Menorest(R)*, an estrogen patch for female hormone replacement;

  . Zagam(TM)*, a potential first-line therapy broad spectrum anti-infective compound (being developed in North America and co-developed in Europe through a joint venture with Dainippon); and

  . CPT-11, a novel anticancer agent which is cytotoxic against a variety of solid tumors, notably colorectal cancer.

    *  approvals received in certain markets

  Phase III in certain major markets:

  . Synercid(TM), an injectable streptogramin antibiotic for hospital-acquired infections; and

  . a novel compound, Rilutek (TM), for the treatment of Amyotrophic Lateral Sclerosis (ALS).

  Phase II in certain major markets:

  . a potent and selective inhibitor of the enzyme phosphodiesterase type IV indicated in the inflammatory process in the lung;

  . a potent and highly-specific NK1 receptor antagonist for migraine attacks;

  . a potent analgesic for the treatment of moderate and severe pain, such as cancer pain; and

  . Combi-patch, an estrogen/progestin combination transdermal patch for the relief of postmenopausal symptoms.

  Line extensions, in various stages of development, of marketed products:

  . new indications such as use in abdominal surgery and treatment of unstable angina for the anti-thrombotic drug, Lovenox(R), in the U.S.;

  . new formulations that are free of chlorofluorocarbons for Nasacort(R) for allergic rhinitis and Azmacort(R) for asthma (being co-developed with Fisons in Europe), as well as an aqueous formulation of Nasacort(R); and

  . a pre-filled syringe for Calcimar(R), indicated for the symptomatic treatment of Paget's disease, hypercalcemia, and postmenopausal osteoporosis.

  There can be no assurance that the above compounds will ultimately be approved for commercial sale in those markets where no approval currently exists.

  In 1994, the Company formally created RPR Gencell, a division dedicated to discovery, development and commercialization of cell and gene therapies. Through associations with various companies and research organizations, including AIS, the division will optimize existing technologies to accelerate the application of cell and gene therapies in the areas of oncology, cardiovascular disease and central nervous system disorders.

 Governmental Regulation

  The introduction of new prescription pharmaceuticals is regulated in all countries where the Company does business. Regulatory requirements generally relate to the safety and efficacy of the product as well as to the manufacturing processes for and the packaging and labeling of such products. Clinical testing is required for pharmaceutical products. Completion of the lengthy application and testing process for required governmental approvals is costly and can significantly delay the introduction of new products in a given market.

  In the French prescription pharmaceutical market, direct price controls have maintained prices at a low level compared to other markets and have slowed the emergence of generic competition. As part of its efforts to reduce health care expenditures, in 1994 the French government implemented physician prescribing guidelines limiting the volume of prescriptions written. Also in 1994, the government and certain pharmaceutical manufacturers, acting individually, reached a three-year policy agreement ("convention") aimed at reducing annual growth of reimbursable pharmaceuticals through a better mix of prices and volumes. In December 1994, the Company's three major ethical subsidiaries in France, through the Company's lead subsidiary, signed a convention with the government setting forth volume and pricing terms for many of the products sold by the subsidiaries. The French government may consider other cost containment measures to respond to the nation's health care deficit.

  In January 1995, the European Medicines Evaluation Agency began operations in the European Union and new procedures for drug approvals became effective. Accordingly, depending on the product, or in some cases, at the discretion of the registrant, new drug applications can be filed on a country-by-country basis, by a decentralized procedure or centralized procedure, whereby with the latter, a single approval becomes effective throughout the entire European Union. The changes should generally speed the access to the European market of new chemical entities and result in better harmonization of prescribing information.

  The Company's products sold in the United States are subject to the Food, Drug and Cosmetic Act, and accordingly are subject to investigation and pre-market approval of "new drugs" (as such term is defined in the Act), strict standards regarding their manufacture, safety and efficacy and detailed requirements with respect to labeling, promotion and, with respect to prescription drugs, advertising. All states have enacted generic substitution laws which permit, or in some instances mandate, the dispensing pharmacist to substitute a different manufacturer's generic equivalent version of a drug product for the one prescribed.

  A variety of legislative proposals to expand public health care programs and/or impose pharmaceutical price or access restrictions in the U.S. have been discussed in recent years. During 1993, the Clinton Administration proposed the Health Security Act ("HSA") which would have provided universal health coverage through a standardized benefits package for all U.S. citizens and would have, by 1998, made sweeping structural and financial changes to the U.S. health care delivery system. A centerpiece of the HSA were large purchasing cooperatives or alliances that would have fostered the growth of large managed care plans and eventually eliminated the traditional "open market" fee-for-service delivery of health care. After a lengthy and intense debate in Congress, major health system reform, and the several pieces of legislation based on the HSA, were shelved by Congress in 1994. Health care reform will likely be addressed again by Congress in the future; however, rather than a systemic overhaul, it appears that reforms will be incremental and that the competitive marketplace will be allowed to continue to determine the prices of pharmaceuticals. With major U.S. federal health care reform substantially on hold, it is likely that state governments may increase efforts to enact their own statewide health reform to increase coverage of uninsured populations.

  U.S. federal and state governments also continue to seek means to reduce the costs of Medicare and Medicaid programs. The exact form and extent of these possible cost reduction measures is yet to be determined; however, there will be increasing government incentives to capitate public sector beneficiaries into managed care plans. Currently, the Company operates under a Medicaid Rebate Agreement entered into with the U.S. Government under Section 4401 of the Omnibus Budget Reconciliation Act of 1990. Pursuant to the agreement, in order to have its prescription drugs eligible for federal reimbursement under state Medicaid plans, the Company must pay to the states certain statutorily-prescribed rebates on Medicaid purchases. The law also denies federal Medicaid reimbursement for drug products of the original New Drug Application ("NDA")- holder if a less expensive generic version of such drug is available from another manufacturer, unless the prescriber indicates on the prescription that the branded product is medically necessary. The Company does not believe that continued operation of these agreements will have a material adverse impact on the Company's financial condition in the foreseeable future.

  In the Company's other major markets, including Germany, the U.K., Italy and Japan, national governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry vary greatly from country to country. It is not possible to predict the extent to which the Company or the pharmaceutical industry might be affected by the matters discussed above.

 Environmental Matters

  The Company has a management committee that monitors its worldwide environmental performance. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations including those of U.S. federal, state and local authorities. The Company routinely makes, and expects that from time to time it will continue to make, capital expenditures for environmental compliance. It does not, however, anticipate that such future expenditures will materially affect its earnings or competitive position.

  Like many manufacturers, the Company has been advised of its potential responsibility relating to past waste disposal practices, including potential involvement at four sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). The Company believes its share of liability, if any, for such matters to be negligible.

 Employees

  As of January 31, 1995, the Company and its subsidiaries had approximately 22,100 employees. In general, the Company considers its relations with employees worldwide to be satisfactory.

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

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
- ------------------------------                -------------------
Robert E. Cawthorn (59).......  Mr. Cawthorn was appointed Chairman in 1986,
 Chairman and Chief Executive    having become Chief Executive Officer in 1985.
 Officer                         He also served as President of the Company from
                                 1984 to 1986 and from 1988 to 1991. Mr.
                                 Cawthorn will transfer his responsibilities as
                                 Chief Executive Officer to Michel de Rosen
                                 effective April 25, 1995 and will continue as
                                 Chairman.
Michel de Rosen (44)..........  Mr. de Rosen will assume the position of Chief
 President and Chief Operating   Executive Officer as of April 25, 1995. Mr. de
 Officer                         Rosen was appointed President and Chief
                                 Operating Officer in 1993, having served as
                                 Chief Executive Officer of the Fibers and
                                 Polymers sector of RP since 1988. From 1986 to
                                 1988, he was Chief of Staff for the Minister of
                                 Industry of the French Government.
Timothy Rothwell (44).........  Mr. Rothwell joined the Company as Executive
 Executive Vice President and    Vice President in January 30, 1995. Previously,
 President, Pharmaceutical       he served as Chief Executive Officer and
 Operations                      President of the U.S. pharmaceutical business
                                 of Sandoz Pharmaceuticals from 1992 to 1994
                                 and, most recently, as Senior Vice President of
                                 Worldwide Business Development and Licensing.
                                 During 1991, Mr. Rothwell was Vice President,
                                 Marketing and Sales at Burroughs Wellcome.
                                 Previously, Mr. Rothwell had held several
                                 positions at the Bristol Myers Squibb
                                 Corporation including General Manager, Squibb
                                 U.S. Pharmaceutical and Senior Vice President,
                                 Marketing and Sales.
John A. Sedor (50)............  Mr. Sedor was appointed Executive Vice President
 Executive Vice President and    effective January 30, 1995, having served as
 President, Armour               President, Armour Pharmaceutical Company since
 Pharmaceutical Company          1989. Since 1986, Mr. Sedor had served as
                                 Senior Vice President and General Manager of
                                 Rorer Consumer Pharmaceuticals as well as
                                 Senior Vice President, Rorer Pharmaceutical
                                 Operations.
Alain Audubert (51)...........  Mr. Audubert joined the Company in his present
 Senior Vice President and       position in January 1994, having served as
 President, Worldwide            Chief Executive Officer of Pasteur Merieux
 Industrial Operations           Connaught since 1990. Prior to this, he was
                                 Chief Executive Officer of the Institut de
                                 Selection Animale since 1983.
Yves Barou (47)...............  Mr. Barou has served as Senior Vice President,
 Senior Vice President,          Human Resources since 1993, having been
 Corporate Human Resources       Corporate Vice President, Human Resources since
                                 1991. Mr. Barou was Managing Director of the
                                 Company's Vitry-Alfortville Research Center in
                                 France between 1989 and 1991.

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
- ------------------------------                -------------------
Gilles D. Brisson (43)........  Mr. Brisson has served as Senior Vice President,
 Senior Vice President,          Corporate Development since 1990 and in
 Corporate Development and       December 1994, he also assumed responsibility
 General Manager, Japan &        for Japan and the Pacific Rim. Mr. Brisson was
 Pacific Rim                     Area Vice President of Northern Europe, the
                                 United Kingdom and Australasia and General
                                 Manager of United Kingdom Health Care for RP
                                 from 1989 to 1990.
Richard T. Collier (41).......  Mr. Collier was appointed to his present
 Senior Vice President and       position effective January 1, 1995, having
 General Counsel                 served as Vice President and General Counsel,
                                 U.S. since October 1992. Since joining the
                                 Company in 1986, Mr. Collier has held several
                                 positions in the legal organization including
                                 Vice President and Assistant Secretary and has
                                 also served as Assistant to the Chairman of the
                                 Company.
Manfred E. Karobath, MD (54)..  Dr. Karobath joined the Company in 1992, having
 Senior Vice President and       been Senior Vice President, Research and
 President, Research and         Development at Sandoz Pharma Ltd. in Basle,
 Development                     Switzerland since 1989.
Patrick Langlois (49).........  Mr. Langlois has served in his current position
 Senior Vice President and       since 1990. Previously, he served as Senior
 Chief Financial Officer         Vice President, Corporate Finance and
                                 Acquisitions of RP from 1988 to 1990.
John D. Michelmore (52).......  Mr. Michelmore was appointed to his current
 Senior Vice President and       position in 1993. Prior to that date, he had
 General Manager, Europe         been Senior Vice President, Northern Europe
                                 since 1990. Mr. Michelmore served as Area Vice
                                 President of Rorer International
                                 Pharmaceuticals from 1988 to 1990.
Philippe Maitre (38)..........  Mr. Maitre was appointed to his current position
 Vice President and Treasurer    in 1994, having joined the Company as Group
                                 Vice President, Finance and Planning for North
                                 America and Pacific Rim countries in 1993. Mr.
                                 Maitre previously held various finance
                                 positions with RP, including General Manager,
                                 Finance and Planning of Rhone-Poulenc Japan
                                 from 1991 to 1993 and Assistant Treasurer of
                                 Rhone-Poulenc Sante S.A. from 1986 to 1991.

  No executive officer of the Company has any family relationship with any other.

ITEM 2. PROPERTIES

  A substantial portion of the Company's pharmaceutical production in most product categories is conducted in France, the United States, Germany, and the U.K. The Company has a total of 43 pharmaceutical plants throughout the world: in France (9), United States (4), elsewhere in Europe excluding France (10), Canada (1), Africa (7), Japan (1), other Asia (7) and Latin America (4). Included in the above are 6 plants dedicated solely or partially to the production of bulk pharmaceuticals and chemicals. These plants are located in France (3), the United Kingdom (1), the United States (1) and Germany (1).

  Research and development activities are conducted in facilities in Vitry-sur-Seine, France; in Collegeville, Pennsylvania, United States and Dagenham, United Kingdom. U.S.-based research operations were consolidated and relocated to the new research center/corporate office facility during 1992.

  The Company generally either owns its facilities or leases them under long-term leases. In 1992, the Company sold its U.S. research center/corporate office facility to a third party for $258 million and leased it back on a triple net basis for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back with the facility. The Company believes that its properties are well maintained and generally adequate to meet its needs for the foreseeable future.

  Capital expenditures were $221 million in 1994, $250 million in 1993 and $284 million in 1992.

ITEM 3. LEGAL PROCEEDINGS

 Diethylstilbestrol ("DES") Litigation

  There are approximately two hundred and fifty legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES and living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United States District Court for the Northern District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants. As the facts of each individual lawsuit vary widely, the Company does not believe that class action status is warranted and it intends to vigorously oppose this petition requesting class action certification. In at least seven prior DES actions, plaintiffs have sought certification of a class and have been unsuccessful. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH ("Nattermann") with respect to DES-related legal actions brought against certain of its former U.S. subsidiaries. Under the terms of the 1990 Acquisition Agreement with Rhone-Poulenc S.A. ("RP"), RP is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million. The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.

 AHF Litigation

  There are approximately two hundred and fifty-six pending lawsuits in the United States, ten in Canada and fifty-five in Ireland against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's; none of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately one hundred and three cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

  In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believes this verdict to be inconsistent with evidence specific to the case and, accordingly, filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court denied both motions and Armour has appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. The appeal has been argued and awaits decision. Regardless of the outcome of this case, and because the facts vary widely in such cases, the Company does not view this verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision has been appealed by plaintiffs to the state appellate court in Louisiana. That appeal is set to be argued in March 1995. Additionally, in November 1993, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980's were not negligent as alleged and accordingly were not liable to the claimant. Plaintiff's post-trial motion seeking a new trial was denied and plaintiff has appealed the judgment to the United States Court of Appeals for the Seventh Circuit. This appeal was recently argued and also awaits decision. Armour reasonably expects that other cases will proceed to trial in the future.

  In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Four proposed federal class action lawsuits (Wadleigh, et al. v. Armour Pharmaceutical Company, et al., United States District Court, Northern District, Illinois; Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al., United States District Court, Idaho District; Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Eastern District of Louisiana; and Timmy Dale Martin, et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Northern District of Alabama); and one proposed state class action (Jeffrey Stanger, et al. v. Armour Pharmaceutical Company, et al., Superior Court, Pima County, Arizona), have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago.

  In a bench ruling on August 5, 1994, and a Memorandum Opinion filed August 17, 1994, the Court in Wadleigh stated that it intended to certify the issue of negligence in that action for class action treatment, but that it would deny plaintiffs' motion for certification of an all-purpose class action and plaintiffs' motion for certification of the issues of strict liability, breach of warranty, proximate cause, and punitive damages. In September 1994, the Court denied the defendants' motion for reconsideration, and also denied defendants' request that it certify the issues for immediate consideration by the Court of Appeals. In an order entered in October 1994, the Court ruled that it would not certify plaintiffs' concert of action claim for class treatment. In November 1994, the Court entered its formal class certification order, and in December 1994 entered further orders regarding notice to the class and also denied class certification in the federal actions other than Wadleigh. Under the issue certification contemplated by the Court in Wadleigh, only the issue of negligence would be tried on a class-wide basis. In the event of a defense verdict, all class members would be bound thereby; in the event of a plaintiffs' verdict, it would be necessary for each class member to attempt to utilize that favorable outcome in his own separate litigation. The class trial would not involve any issues of causation or damages, or a determination as to any defenses such as the statute of limitations.

  As the facts in each individual lawsuit vary widely, Armour did not believe that class action status was warranted in the Wadleigh action. In December 1994, Armour and the other fractionator/defendants in Wadleigh filed a petition for a writ of mandamus in the Seventh Circuit Court of Appeals in Chicago seeking to have the class certification order vacated. On March 16, 1995, the Court of Appeals granted the writ of mandamus and directed the District Court to decertify the plaintiff class. The Company notes that a petition for rehearing by the Circuit Court may be filed within 14 days of the Circuit Court's action.

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

  With respect to this litigation, the Company has contractual rights to certain insurance coverage provided by insurance carriers to Revlon, Inc., the party from which it purchased the Armour business in 1986 ("Revlon carriers"). The Company also believes it has certain insurance coverage from an umbrella insurance carrier and that it has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if certain self-insured retention levels from relevant insurable losses are exceeded. The Company has been involved in litigation with a principal insurance carrier ("the principal carrier") as well as with certain of the Revlon carriers, relative to carrier defense and indemnity obligations associated with AHF litigation. Recently, the Company settled the dispute being litigated with the principal carrier by entering into an agreement which defines the principal carrier's obligations with respect to the underlying AHF litigation. Additionally, the Company and certain of the other carriers are engaged in extensive discussions aimed principally at settling the extent and other conditions of coverage of those carriers. If necessary, a trial in the insurance coverage litigation will likely take place in the United States District Court for the Eastern District of Pennsylvania sometime in 1995. Based upon these discussions, the Company believes that, although not a certainty, a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5") is probable of occurrence.

 Certain Contract Litigation

  Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related breach of contract lawsuits initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking compensatory damages. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol (R). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. The Company believes that the claims asserted by BM are without merit and RPRP intends to vigorously defend its position.

 Antitrust Litigation

  The Company has been named as a defendant in sixty-nine antitrust lawsuits. It is presently a party to six state court actions pending in California, and one each in Wisconsin, Alabama, Washington and Minnesota. Additionally, the Company has been named in fifty-nine antitrust actions brought in several federal courts which have been coordinated before a judge in the U.S. District Court for the Northern District of Illinois (Chicago). The cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that certain pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. One suit alleges injury to a proposed class of California residents who are consumers of brand name prescription products. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; four of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class will likely be given by mail and published in the first half of 1995.

  The Company believes that these claims are without merit and it intends to vigorously defend these lawsuits.

 Patent and Intellectual Property Litigation

  In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor (R) XR product. In January 1995, the ITC ruled that
Dilacor (R) XR does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable.

  The Company is a plaintiff in a patent infringement lawsuit with Chiron Corporation filed in the United States District Court in California involving the patent licensed exclusively to the Company by the Scripps Research Institute ("Scripps") covering the anti-hemophilic Factor VIII:C. The Court is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the next six to twelve months.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows SFAS 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset, insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY

  The price range at which the Company's common stock traded and the quarterly dividends paid per share during the last eight quarters are as follows:

                  QUARTER ENDED                     HIGH     LOW   DIVIDEND PAID
                  -------------                    ------- ------- -------------
December 31, 1994................................. $42.625 $35.250     $.28
September 30, 1994................................  39.125  30.500      .28
June 30, 1994.....................................  39.500  30.500      .28
March 31, 1994....................................  37.000  32.000      .28
December 31, 1993................................. $48.500 $32.625     $.28
September 30, 1993................................  48.875  43.000      .26
June 30, 1993.....................................  54.000  46.375      .24
March 31, 1993....................................  48.000  42.500      .22

  Rhone-Poulenc Rorer Inc. (RPR) common shares are listed and traded on the New York and Paris Stock Exchanges and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest Stock Exchanges.

  On January 31, 1995, there were approximately 7,138 holders of record of Rhone-Poulenc Rorer Inc. common shares.

ITEM 6. SELECTED FINANCIAL DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                 TEN-YEAR SELECTED FINANCIAL DATA (UNAUDITED)
            (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------------
                            1994     1993     1992     1991     1990     1989     1988     1987      1986    1985
                          -------- -------- -------- -------- -------- -------- -------- --------  -------- ------
INCOME STATEMENT DATA:
Net sales...............  $4,174.6 $4,019.4 $4,095.9 $3,824.3 $2,917.4 $1,182.2 $1,041.6 $  928.8  $  844.6 $338.1
Operating income........     570.2    675.3    675.0    558.5     88.9    125.5    144.1    122.7      52.9   59.9
Income from continuing
 operations.............     351.0    421.1    423.3    326.5      1.0     86.5     61.8     54.3       3.5   36.0
Discontinued operations,
 net of tax:
 Gain on sale...........       --       --       --       --       --       --       --       --      122.1    --
 Earnings from
  operations............       --       --       --       --       --       --       --       --        --      .8
Cumulative effect of
 change in accounting
 for income taxes.......       --       --      15.0      --       --       --       --     (35.5)      --     --
Net income available to
 common shareholders....     331.8    408.7    428.2    326.1      1.0     85.0     61.8     18.8     125.6   36.8
Primary earnings per
 common share:
 Continuing operations..      2.45     2.96     2.99     2.37      .01     1.33      .98      .84       .05    .56
 Discontinued
  operations:
 Gain on sale...........       --       --       --       --       --       --       --       --       1.88    --
 Earnings from
  operations............       --       --       --       --       --       --       --       --        --     .01
 Cumulative effect of
  change in accounting
  for income taxes......       --       --       .11      --       --       --       --     (0.55)      --     --
 Primary earnings per
  common share..........      2.45     2.96     3.10     2.37      .01     1.33      .98      .29      1.93    .57
Fully diluted earnings
 per common share.......      2.45     2.96     3.10     2.37      .01     1.21      .97      .29      1.93    .57
Cash dividends per
 common share...........      1.12     1.00      .68     .445      .42     .405      .40     .386      .376   .373
Research and development
 expenses...............     600.1    561.2    521.3    444.5    350.1    121.8    104.0     82.7      69.7   17.9
BALANCE SHEET DATA:
Working capital.........     525.1    446.6    667.1    407.0    391.3    436.9    312.4    226.6     155.7   53.9
Property, plant &
 equipment, at cost.....   2,172.8  1,958.6  1,855.9  2,027.8  1,930.7    488.2    395.7    363.5     333.0  150.6
Capital expenditures:
 U.S. corporate offices,
  research center and
  site..................       --       --      63.1    102.1     92.1     29.3     10.8      --        --     --
 Other..................     220.9    250.4    221.2    181.6    124.8     82.1     59.9     45.1      36.7   14.5
Total assets............   4,362.5  4,050.2  3,858.3  4,115.5  4,085.0  1,791.7  1,388.0  1,240.5   1,110.1  444.4
Long-term debt
 (including payable to
 RP)....................     439.9    432.2    779.7    960.5  1,634.3    882.5    564.6    509.7     444.3   37.3
Shareholders' equity....   1,981.1  1,821.2  1,568.3  1,298.6    693.5    439.9    414.2    368.8     390.4  265.7
Common shares
 outstanding at year-
 end....................     134.1    137.0    138.3    137.9    137.4     63.1     63.6     62.9      65.4   64.9
Book value per common
 share..................     11.79    10.37     9.17     7.24     5.05     6.97     6.51     5.86      5.97   4.09
OTHER DATA:
Employees...............    22,100   22,300   22,900   22,500   23,500    8,500    8,400    7,400     7,500  8,900
Sales per employee
 (thousands)............       189      180      180      170      150      140      132      124       103     84

- --------
Results include the accounts of the Human Pharmaceutical Business ("HPB") of Rhone-Poulenc S.A. from May 5, 1990.
Results include pretax restructuring and other charges of $121.2 million in 1994, $93.8 million in 1993, $73.6 million in 1991, $289.3 million in 1990, and $10.0 million in 1989.
Results for 1994 include a $30.6 million pretax charge related to the reassessment of the carrying value of certain investments and $11.0 million of acquired research and development expense associated with the Company's investment in AIS. Results for 1993 include $105.0 million proceeds from litigation settlement and pretax charges of $29.1 million related to AIS, including acquired research and development expense.
Pretax gains on sales of product rights and investments totaled $46.2 million in 1994, $30.2 million in 1993, $23.1 million in 1992, $95.7 million in 1991,
$78.8 million in 1990 and $30.9 million in 1989. Results for 1989 also include a $19.9 million pretax gain on contract termination fee.
Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes," and recorded a cumulative effect adjustment increasing 1992 income by $15.0 million ($.11 per share). Prior years reflect the application of SFAS 96, "Accounting For Income Taxes," effective January 1, 1987.
The year 1985 has been restated to reflect operations discontinued on February 28, 1986.
Employees and sales per employee for the year 1990 have been restated on a pro forma basis to include HPB as if it were part of the Company from January 1, 1990.
All share and per share data have been adjusted to reflect a two-for-one common stock split effective June 7, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") is one of the largest research-based pharmaceutical companies in the world. RPR was formed in 1990 by the combination of Rorer Group Inc. and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. ("RP"), based in Paris, France. RP owns approximately two-thirds of RPR's common stock and controls the Company. In the discussion which follows, percentage comparisons of year-to-year sales, except when noted as reported sales, exclude the effects of exchange rate fluctuations.

INDUSTRY TRENDS

  The worldwide pharmaceutical industry continues to be affected by government and private payor initiatives to reduce pharmaceutical prices and limit the volume of prescriptions written by physicians. In certain cases, companies may be able to negotiate terms or conditions which can minimize the effect of legislation on revenues. The degree to which pharmaceutical companies are individually affected depends upon each company's product portfolio and its ability to manage in the environment specific to each country.

  In the French prescription pharmaceutical market, direct price controls have maintained prices at a low level compared to other markets and have slowed the emergence of generic competition. As part of its efforts to reduce health care expenditures, in 1994 the French government implemented physician prescribing guidelines limiting the volume of prescriptions written. Also in 1994, the government and certain pharmaceutical manufacturers, acting individually, reached a three-year policy agreement ("convention") aimed at reducing annual growth of reimbursable pharmaceuticals through a better mix of prices and volumes. In December 1994, the Company's three major ethical subsidiaries in France, through the Company's lead subsidiary, signed a convention with the government setting forth volume and pricing terms for many of the products sold by the subsidiaries. The French government may consider other cost containment measures to respond to the nation's health care deficit.

  In the U.S., existing legislation requiring payment of rebates to state Medicaid programs reduced the Company's sales by $40 million in 1994, $34 million in 1993 and $21 million in 1992. In 1994, major health care reform, including the Clinton Administration's proposed Health Security Act, which would have made sweeping structural and financial changes to the U.S. health care delivery system, was shelved by Congress. Health care reform will likely be addressed by U.S. federal and state governments in the future, but the precise form and effect of any final legislation cannot be predicted. Even without government intervention, the U.S. marketplace continues to experience growth and consolidation of managed care organizations which, on behalf of payors, seek to reduce health care costs. Most pharmaceutical manufacturers, including RPR, have reorganized their sales and marketing efforts to adapt to managed care initiatives.

  In the Company's other major markets, including Germany, the U.K., Italy and Japan, national governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs.

  The above measures, while indicative of a continuing global trend toward more governmental control over health care expenditures, are neither new to the industry nor to RPR. Whether initiated by governments or by private payors, these measures tend to restrict future revenue growth derived from existing products and, as a result, companies in the industry must look increasingly to achieve profitability objectives through more rapid commercialization of highly innovative therapies; integrated prescription, over-the-counter and generic product strategies; aggressive cost reduction; strategic alliances with others and creative marketing solutions to meet the needs of payors.

RESULTS OF OPERATIONS

 Therapeutic Area Sales

  In the table and discussion which follows, percentage comparisons of year-to-year sales are presented excluding the effects of exchange rate fluctuations. Certain reclassifications have been made from amounts shown in prior periods for therapeutic area totals to conform to classifications now used by the Company.

                                           1994            1993            1992
   THERAPEUTIC AREA/PRINCIPAL OFFERINGS    SALES % CHANGE* SALES % CHANGE* SALES
   ------------------------------------    ----- --------- ----- --------- -----
                                                   (DOLLARS IN MILLIONS)
TOTAL CARDIOVASCULAR...................... $866    + 15%   $743    +  6%   $744
 Clexane (R)/Lovenox (R)..................  214    + 38%    153    + 30%    127
 Dilacor (R) XR...........................  128    +150%     51    +152%     20
 Lozol (R)/Indapamide.....................  104    - 12%    118    - 13%    119
 Selectol (R)/Selecor (R).................   55    +  8%     50    + 43%     37
- --------------------------------------------------------------------------------
TOTAL ANTI-INFECTIVES/ONCOLOGY............  540    -  1%    542    + 11%    530
 Flagyl (R)...............................   84    + 11%     77    +  3%     82
 Rovamycine (R)...........................   83    - 13%     94    + 26%     82
 Peflacine (R)............................   74    -  4%     76    +  9%     75
- --------------------------------------------------------------------------------
TOTAL PLASMA PROTEINS.....................  510    + 26%    400    + 20%    337
 Albuminar (R)............................  179    + 14%    154    +  6%    139
 Monoclate-P (R)..........................  148    + 28%    114    +  7%    112
- --------------------------------------------------------------------------------
TOTAL CENTRAL NERVOUS SYSTEM/ANALGESIA....  472    +  2%    457    -  5%    519
 Doliprane (R)............................  105    +  1%    102    + 23%     88
 Sermion (R)..............................   96    +  8%     87    +  1%     92
 Imovane (R)/Amoban (R)...................   93    +  6%     85    +  9%     84
- --------------------------------------------------------------------------------
TOTAL RESPIRATORY.........................  422    +  3%    407    +  5%    396
 Azmacort (R).............................  147    +  3%    143    + 13%    127
 Nasacort (R).............................   90    + 14%     79    + 37%     58
- --------------------------------------------------------------------------------
TOTAL BONE METABOLISM/RHEUMATOLOGY........  326    - 15%    381    -  1%    424
 Orudis (R)/Profenid (R)/Oruvail (R)......  180    +  3%    173    +  3%    186
 Calcitonins..............................   98    - 39%    163    - 10%    198
- --------------------------------------------------------------------------------
TOTAL GASTROENTEROLOGY....................  473    -  4%    490    + 10%    471
 Maalox (R)...............................  249    +  4%    239    +  4%    240
- --------------------------------------------------------------------------------
OTHER THERAPEUTIC AREAS...................  566    -  6%    600    -  5%    675
 DDAVP (R)................................   84    + 16%     73    -  4%     76
- --------------------------------------------------------------------------------

*% change excludes currency translation effects.

 1994 Compared with 1993

  On sales of $4,175 million in 1994, net income available to common shareholders was $332 million ($2.45 per share), 19% below $409 million reported in 1993. Current year results included pretax restructuring charges of $121 million ($.58 per share). Prior year results included pretax income of $11 million ($.03 per share) from the net effects of settlement of litigation less restructuring and other charges.

  Full year 1994 reported sales increased 4%, primarily due to volume gains. The impact of favorable currency fluctuations (+1%) was offset by product divestitures (-1%); price changes had no material effect on sales growth. No single product or offering contributed more than 6% of worldwide sales in 1994 and the ten largest contributed approximately 37%.

  Sales by geographic area were as follows:

                                             1994     %     1993     %     1992
                                            SALES  CHANGE* SALES  CHANGE* SALES
                                            ------ ------- ------ ------- ------
U.S........................................ $1,262  +13%   $1,120  +12%   $1,000
                                            ------  ----   ------  ----   ------
France.....................................  1,332  - 3%    1,375  + 8%    1,388
Other Europe...............................  1,009  + 3%      978  - 8%    1,218
Rest of World..............................    572  + 6%      546  +13%      490
                                            ------  ----   ------  ----   ------
Total Non-U.S..............................  2,913   --     2,899  + 2%    3,096
                                            ------  ----   ------  ----   ------
Total Sales................................ $4,175  + 4%   $4,019  + 5%   $4,096
                                            ======  ====   ======  ====   ======

*excludes effects of currency fluctuations and product divestitures.

  Sales increases in the United States reflected growth of the Company's prescription pharmaceuticals (Dilacor (R) XR, Lovenox (R), DDAVP (R) and Nasacort (R)) following trade inventory adjustments in the first half of the year. Sales declines in France, the Company's largest market, were largely a result of lower sales of anti-infectives. In Other European markets, sales of prescription pharmaceuticals in Germany recovered 14% from depressed prior year levels while ethical product sales in Italy (-16%) and the U.K. (-11%) continued to be impacted by restrictive government programs. In 1995, the recovery in Germany is expected to continue, although at a somewhat lesser rate, while Italy may experience a return to modest growth as a result of new product launches. Higher sales in Eastern Europe and of generics in the U.K. contributed to the modest sales improvement in the Other Europe region. In the Rest of World, sales declines in Japan stemming primarily from government-imposed price reductions were more than offset by sales growth, particularly of anti-infectives, in South America and the rest of Asia.

  If the effects of restructuring charges and prior year litigation settlement are excluded from reported geographic area results, income before income taxes as a percentage of sales ("IBT margin") improved in the U.S. and Other Europe but fell in France and the Rest of World; the decline in the Rest of World area is due principally to market conditions in Japan and expansion in emerging markets.

  Cardiovascular product sales were led by Clexane (R)/Lovenox (R) and Dilacor (R) XR. Sales of Clexane (R)/Lovenox (R), a low molecular weight heparin product, exceeded $200 million in 1994, bolstered by solid performance in the U.S., France and Germany. Sales of Dilacor (R) XR, a once-daily calcium channel blocker sold in the U.S., more than doubled from the prior year. Dilacor (R) XR faces loss of U.S. FDA exclusivity in mid-1995 although management does not anticipate any significant erosion in Dilacor (R) XR sales in 1995 from generic intrusion. Despite higher sales of the Company's generic indapamide, which partially mitigated the impact of reduced Lozol (R) brand indapamide sales, total indapamide product sales were below the prior year's sales as anticipated. Sales of Selectol (R)/Selecor (R), for treatment of hypertension, improved in European markets, particularly France.

  Sales of anti-infectives were below prior year levels principally in France which suffered the combined effects of an increasingly competitive antibiotics market and strong prior year sales related to a high incidence of influenza. The successful introduction of Zagam (TM), a quinolone antibiotic, in France in the third quarter partially offset reduced sales of other anti-infective products; 1994 sales of Zagam (TM) exceeded $20 million. Elsewhere, anti-infectives, particularly the antiparasitic Flagyl (R), experienced sales growth in South American and Asian countries.

  Sales of oncology products increased over the prior year driven by the 1994 launch of Granocyte (R) for chemotherapy-induced neutropenia in France, Germany and other European markets. During the year, the Company also acquired the U.S. and Canadian marketing rights to Oncaspar (TM) for use in the treatment of acute lymphoblastic leukemia.

  The major plasma proteins (Albuminar (R), Monoclate-P (R), Gammar (R) IV and Mononine (TM)) sold by the Company's Armour Pharmaceutical Company subsidiary ("Armour") achieved double-digit sales growth in 1994, with particularly good performance in the United States. Monoclate-P (R) and Mononine (TM) also registered sales increases in European markets including France and Germany.

  Sales of Doliprane (R), the leading analgesic in France, improved in the second half of 1994 but remained essentially level year-on-year following a particularly strong 1993 influenza season. Increased sales in France and Japan of Imovane (R)/Amoban (R), a non-benzodiazepine sleeping agent, were partially offset by reduced sales in the U.K. due to government-imposed price reductions.

  Respiratory product sales improved marginally as U.S. ex-factory sales of the inhaled steriods Nasacort (R) and, to a lesser extent, Azmacort (R), recovered from the negative impact of trade inventory reductions in the first half of the year. Sales of Slo-bid (TM)/Slo-Phyllin (R), a theophylline bronchodilator, continued to decline (-9%) due to greater use of inhaled steroids coupled with increasing generic competition; the Company launched its own generic version of Slo-bid (TM) in the second quarter of 1994. During the year, RPR entered into various arrangements to further strengthen its respiratory products line, including agreements with Fisons Pharmaceuticals to develop and market key respiratory products in various European countries and an agreement with 3M Pharmaceuticals to co-promote a beta2 agonist bronchodilator in the United States.

  A decline in sales of bone metabolism/rheumatology products included lower 1994 sales of calcitonin products for bone disorders. As expected, sales of calcitonins were well below the prior year due to government reimbursement programs in Italy and government price reductions in Spain and Japan. Generic competition in the United States also contributed to reduced calcitonin product sales. Sales of Orudis (R)/Profenid (R)/Oruvail (R), a ketoprofen anti-inflammatory, improved slightly on higher sales in Italy and South America offset by sales declines in Japan.

  Despite lower sales and declining market share in the U.S., worldwide sales of the antacid Maalox (R) increased modestly with good performance in European markets, particularly Germany, and Japan, where Maalox (R) granules were launched at the end of 1994. Reduced sales of Zoltum (R), a peptic ulcer medication co-marketed in France, and the daily fiber therapy product
Perdiem (R) contributed to an overall sales decline of gastroenterology products. The U.S. and Canadian Maalox (R) and Perdiem (R) product rights were transferred to Ciba-Geigy Limited ("Ciba") in December 1994/January 1995. RPR retains marketing rights to Maalox (R) in other world markets.

  Sales in other therapeutic categories included higher sales of DDAVP (R) for nocturnal enuresis and sales of prescription skin care products marketed to dermatologists by Dermik Laboratories, which were up slightly over the prior year.

  Gross profit as a percentage of sales improved slightly to 67.2% as compared with 67.0% in 1993, primarily due to manufacturing expense reductions. Selling, delivery and administrative expenses decreased slightly as a percentage of sales to 36.2% in 1994 from 36.5% in the prior year. In 1994, the benefits of cost reduction initiatives were partially offset by increased spending in support of new products and certain markets (Germany, Japan and South America). As the benefits of the Company's restructuring programs, discussed below, are realized, management expects to achieve further improvements in the Company's current underlying cost base; a portion of such savings will be redirected to the development and promotion of new products.

  At $600 million, research and development expense grew to 14.4% of sales in 1994. The Company's research and development efforts continue to focus on innovative global products and technologies, particularly those with the potential to prolong significantly and/or improve the quality of life worldwide. Among the Company's most important near-term projects are Taxotere (R), for certain solid malignant tumors; Synercid (TM), a streptogramin antibiotic for hospital-acquired infections; and CPT-11 for colorectal cancer. Timing of a possible U.S. marketing approval for Taxotere (R) is dependent upon further FDA consideration. Following the Company's 1993 investment in Applied Immune Sciences, Inc. ("AIS"), in 1994 RPR created a division (RPR Gencell) dedicated to discovery, development and commercialization of cell and gene therapies. Through collaborations with various companies and research organizations, the division will optimize existing technologies to accelerate the application of cell and gene therapies in the areas of oncology, cardiovascular diseases and central nervous system disorders. In 1995, the Company's investment in research and development programs is expected to approach $700 million.

  In 1994, the Company recorded a $121 million charge related to a global restructuring plan. The plan, which is expected to be completed in 1995, is intended to contribute to management's objective to reduce the Company's cost base (exclusive of research and development expenditures) as a percentage of sales. Annual pretax savings associated with the 1994 restructuring are expected to approach $50 million in 1996; such savings approximated $20 million in 1994. Total cash outlays under the plan are expected to exceed $90 million; the remainder of the restructuring charge relates to asset writeoffs in conjunction with certain production facilities. As of December 31, 1994, actual cash outlays and assets writeoffs associated with the plan totaled $34 million and $19 million, respectively. Total workforce reductions will approximate 1,300 positions, or 6%, primarily from manufacturing, sales/marketing and administrative functions in North America and France, although other locations in Europe and elsewhere are also included. Reductions are being effected through a variety of local programs, the cost of which typically includes retirement incentives or other severance benefits as well as outplacement services. As of December 31, 1994, the Company's workforce had been reduced by just under 550 positions as a result of the 1994 restructuring.

  In 1993, the Company recorded charges of $94 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. The 1993 programs, principally in Europe, include restructuring of the marketing and manufacturing operations in the Company's German and Italian prescription pharmaceutical businesses following governmental actions aimed at reducing prices and limiting prescription volume. The programs also include a plan to divest a portion of a French manufacturing facility by the end of 1995. Full year 1994 pretax savings related to the 1993 restructuring approached $30 million. Cash outlays associated with the programs totaled $19 million in 1994; asset writeoffs were not significant. As of December 31, 1994, over 650 positions had been affected by the programs; total workforce reductions upon completion of the programs will approximate 800 employees.

  Net interest expense declined 23% to $47 million due to lower average worldwide net debt balances and lower average interest rates in Europe. At December 31, 1994, after the effect of interest rate swap contracts, substantially all of the Company's debt was at variable rates of interest. In 1995, net interest expense is expected to approximate 1994 levels as the favorable effect of slightly lower average net debt balances will be offset by higher global interest rates. Preferred dividends of $19 million were higher than the prior year due to a net increase in average outstanding preferred shares and the effect of higher U.S. short-term interest rates.

  Gains on sales of assets and product rights, including the Company's U.S. over-the-counter business, totaled $46 million in 1994 (1993-$30 million).

  At $84 million, other expense, net, increased by $30 million in 1994, primarily due to the reassessment of the carrying value of certain of the Company's investments, including AIS call options. Equity losses associated with AIS were $29 million and included acquired research and development expense of $11 million; similar AIS-related expenses totaled $29 million in 1993. Other expense, net also reflected higher 1994 foreign exchange losses, including the effects of translation and financing in high inflation economies.

  The Company's effective tax rate was 27.7% in 1994 compared with 28.7% in 1993 as a result of tax benefits from Puerto Rico operations. A reduction in the Company's Possessions Tax Credit benefit beginning in December 1994 under the U.S. Omnibus Budget Reconciliation Act of 1993 could increase the Company's effective tax rate in 1995 and thereafter. The Company will seek to mitigate this effect through routine tax planning measures.

 1993 Compared with 1992

  Net income available to common shareholders was $409 million ($2.96 per share), 5% below $428 million reported in 1992 ($3.10 per share). The Company's 1993 reported net sales of $4,019 million were down 2% from 1992. The 2% decline consisted of currency fluctuations (which reduced sales by 6%), divested products (-1%), price increases (less than +1%), and volume gains (+4%).

  In the United States, prescription pharmaceuticals and over-the-counter products contributed to an increase in sales despite a fourth quarter decision to curtail year-end trade incentives on certain prescription pharmaceuticals. Sales increases in France were driven primarily by demand for anti-infectives and analgesics following a strong influenza season. Sales in Other Europe fell principally due to the impact of restrictive government programs in Germany (where prescription product sales were down 26%) and Italy (down 31%). The sales declines in these countries were partially offset by higher branded product sales in Eastern and Southern Europe and generic products in Northern Europe. Sales increases in the Rest of World area were led principally by Japan. If the effects of restructuring charges and gains on asset sales are excluded from reported geographic area results, IBT margin increased in 1993 in the U.S., France and Rest of World but fell in Other Europe, triggered by market conditions in Italy and Germany.

  Sales of the Company's cardiovascular products in 1993 were led by Clexane (R)/Lovenox (R), which performed well in France and was launched in the U.S. early in 1993. The Company introduced a half-strength presentation of Lozol (R) in 1993 as well as a generic indapamide product through its U.S. Arcola Labs unit in anticipation of further generic competition following expiration of the FDA exclusivity of Lozol (R) in mid-1993. Dilacor (R) XR, launched in the U.S. in mid-1992, attained steady prescription growth throughout 1993. Other cardiovascular products Frumil (R) (-19%), a leading diuretic facing generic competition in the U.K., and Biosinax (R) (-66%), a ganglioside sold in Italy, experienced sales declines as anticipated.

  Sales of anti-infectives/oncology products were higher in 1993 on stronger first and fourth quarter demand for upper respiratory disease products in France.

  Sales of plasma proteins were led by Albuminar (R) human serum albumin in Japan and Monoclate-P (R) (pasteurized anti-hemophiliac Factor VIII:C) in Other Europe markets. In the U.S., Monoclate-P (R) encountered competition from a recombinant form that entered the market in 1993; the Company launched its own recombinant version in the U.S. in late 1993. Mononine (TM), launched in the U.S. in late 1992 for treatment of hemophilia B, also contributed to 1993 plasma proteins sales growth.

  Sales of central nervous system/analgesia products were headed by Doliprane (R), driven by a higher incidence of influenza in France, and Imovane (R)/Amoban (R), which performed well in France and Japan.

  Respiratory products were led by sales of Azmacort (R) and Nasacort (R) in North America. Sales of Slo-bid (TM)/Slo-Phyllin (R) declined due to a shift in use to inhaled steroids, although brand market share was maintained.

  Calcitonin products encountered competition and unfavorable legislation in Italy, their largest market and faced generic competition in the United States, where the Company's Arcola Labs unit launched a generic version in the second half of 1993. Elsewhere, RPR recorded higher calcitonin sales in Spain and Japan in 1993. Sales of Orudis (R)/Profenid (R)/Oruvail (R) were marginally higher, led by sales in Japan.

  Sales of gastroenterology products benefited from higher Maalox (R) sales in the U.S., Canada and Japan which exceeded declines in Other Europe. Expansion of the U.S. antacid market contributed to higher factory sales in the U.S. although the brand's share of the highly competitive antacid market trailed 1992. In 1993, the Company launched Anti-Gas and Anti-Diarrheal line extensions of Maalox (R). Sales of Zoltum (R) more than doubled in 1993.

  Sales in other therapeutic categories included sales of DDAVP (R), which declined 4% and sales of Dermik skin care products, which increased 15%.

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

  Excluding restructuring and other charges and litigation proceeds, operating income was approximately level in 1993 and 1992. In 1993, the effects of expense controls in manufacturing and administration exceeded relatively higher research and development spending and lower selling price increases.

  Net interest expense declined by $44 million in 1993 as a result of lower average net debt balances and worldwide interest rates. Approximately 92% of combined short- and long-term debt was at variable rates (principally in Europe) at December 31, 1993 and 1992. In 1993, the Company issued $175 million of money market preferred stock in the U.S. with initial dividend rates fixed for two to five years and redeemed $75 million of Market Auction Preferred Shares ("MAPS"). Dividends on preferred shares were higher than in 1992 due to the $100 million net increase in outstanding preferred shares, partially offset by the effect on auction rate dividends of lower U.S. short-term interest rates earlier in the year.

  Other expense, net, increased to $54 million due primarily to higher losses associated with equity-method investments.

  The Company's effective income tax rate for 1993 was 28.7% compared with 27.2% for 1992 as a result of reduced tax benefits from Puerto Rico operations and reduced utilization of net operating losses outside the United States.

 Inflation

  Although its effect has stabilized at historically low levels in most developed countries in recent years, price inflation continues to increase the Company's cost of goods and services. As a result, limited ability to raise selling prices in the current environment exposes companies in the industry to risk of profit erosion. The Company attempts to mitigate such adverse inflationary effects through quality initiatives to improve productivity and to control costs.

FINANCIAL CONDITION

 Cash Flows

  Net cash provided by operating activities was $676 million in 1994, $721 million in 1993 and $357 million in 1992. The reduction in 1994 operating cash flows reflects lower earnings, including the receipt in 1993 of $105 million proceeds from the settlement of litigation, as well as higher cash outlays for income taxes and occupancy costs at the U.S. corporate offices. Cash outflows for income taxes increased by $57 millon in 1994 due to the prior year deferral of tax payments. Net cash provided by operations benefited from reduced working capital needs and the receipt of an advance royalty associated with the Company's transfer to Ciba of its U.S. over-the-counter business. Operating cash flows were substantially higher in 1993 than in 1992 because of lower outlays for income taxes, working capital needs and restructuring activities.

  Investing activities used cash of $115 million in 1994 and $346 million in 1993 and provided cash of $51 million in 1992. In 1994 and 1992, investing cash flows reflected higher proceeds from sales of assets and product rights while 1993 investing activities included the acquisition of an initial 37% interest in AIS for $117 million. Investing activities included $154 million proceeds from transfer of the U.S. over-the-counter business to Ciba in 1994. Net cash outflows associated with 1994 net investment hedging totaled $30 million. Cash outlays for capital expenditures were $221 million in 1994, down from $250 million in 1993 and $284 million in 1992. In the first quarter of 1995, investing cash outflows associated with certain investments in technologies will approximate $60 million, including $21 million related to the acquisition of an additional 5% interest in AIS. First quarter 1995 cash inflows include the receipt of $35 million of proceeds upon the transfer of the Company's Canadian over-the-counter business to Ciba.

  Cash used in financing activities was $481 million in 1994, $375 million in 1993 and $500 million in 1992. Financing cash outflows in 1994 included lower debt repayments and higher outlays for common share repurchases and dividends; 1993 financing activities included $97 million of net proceeds from issuance of preferred stock. Net repayments of third party and RP borrowings totaled $202 million in 1994 as compared with $265 million in 1993 and $403 million in 1992. During 1994, the Company completed its five million share repurchase program, acquiring for $110 million approximately three million of its common shares on the open market for the Employee Benefits Trust to fund employee benefits in the United States; such share repurchases totaled $76 million (two million shares) in 1993. Cash dividends paid to common shareholders were $152 million ($1.12 per share) in 1994, $138 million in 1993 ($1.00 per share) and $94 million in 1992 ($.68 per share). In January 1995, the Board of Directors declared a first quarter cash dividend of $.30 per share, a 7% increase above the average 1994 quarterly dividend.

 Liquidity

  As a result of debt repayments, the Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio improved to .17 to 1 at December 31, 1994 from .26 to 1 at December 31, 1993. The ratio of current assets to current liabilities was 1.38 to 1 compared to 1.37 to 1 a year ago.

  At December 31, 1994, the Company had committed lines of credit totaling $1.2 billion with approximately $28 million of borrowings outstanding under these lines. Of the $1.2 billion, $500 million relates to a long-term revolving credit facility unconditionally guaranteed by RP; the amount available under this facility reduces by $200 million per year until expiration of the facility in 1997. In a separate agreement with RP related to the issuance of MAPS, the Company must maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company had an additional $695 million available under several multicurrency line of credit agreements expiring throughout the next four years. At December 31, 1994, the Company had the ability and intent to renew, or to refinance under these facilities, approximately $233 million of short-term third party borrowings for at least one year. Accordingly, this amount was classified as long-term debt.

  Pursuant to a $500 million shelf registration, the Company issued $175 million of money market preferred stock in 1993 and has the ability to issue an additional $325 million in public debt securities and/or preferred shares.

  In 1993, Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") lowered the Company's preferred share credit ratings, attributing the change to the effects of the 1993 privatization of RP. The Company's preferred share issues are now rated BBB by S&P and Baa1 by Moody's. The Company's senior unsecured debt ratings carry a rating of BBB+ by S&P and A3 by Moody's.

  Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative therapies and maximize the benefits of new business alliances. In 1994, in addition to the formation of the RPR Gencell partnership dedicated to cell and gene therapy, the Company entered into an alliance with Caremark International Inc., a U.S. pharmaceutical benefit management company, to enhance the delivery of cost-effective drug therapies through a shared investment in outcomes research. Cooperation Pharmaceutique Francaise ("Cooper"), which has an extensive pharmacy distribution network in France, was acquired by RP during 1994. Cooper is currently managed by RPR for a fee and it is expected that it will be integrated with RPR's operations during the first half of 1995. In February 1995, Armour entered into an agreement with Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, to form a 50/50 joint venture in the global plasma proteins business. Armour and Behring have complementary plasma proteins offerings and geographic strengths which, if combined, would position the resulting joint venture to become a global market leader. The arrangement, which is subject to U.S. and European regulatory approvals, will also provide for increased investment in research and development activities. The Company will continue to explore new strategic business alliances as such opportunities arise.

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

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 321 lawsuits pending in the United States, Canada and Ireland against RPR and its Armour subsidiary, in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in five proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol (R); and (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at four sites on the U.S. National Priority List created by Superfund legislation.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

 Advertising Costs

  In December 1993, the AICPA issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the costs of advertising other than direct response advertising be expensed as incurred or the first time the advertising takes place. Adoption of the SOP in 1995 is not expected to have a material impact on the Company's quarterly or annual financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
Net sales.................................. $  4,174.6  $  4,019.4  $  4,095.9
Cost of products sold......................    1,371.2     1,326.3     1,394.6
Selling, delivery and administrative ex-
 penses....................................    1,511.9     1,467.8     1,505.0
Research and development expenses..........      600.1       561.2       521.3
Restructuring and other charges............      121.2        93.8         --
Proceeds from litigation settlement........        --        105.0         --
                                            ----------  ----------  ----------
 Operating income..........................      570.2       675.3       675.0
Interest expense...........................       55.3        71.2       125.3
Interest income............................       (8.2)      (10.4)      (20.4)
Gain on sales of assets....................      (46.2)      (30.2)      (23.1)
Other expense, net.........................       84.1        54.2        11.5
                                            ----------  ----------  ----------
 Income before income taxes................      485.2       590.5       581.7
Provision for income taxes.................      134.2       169.4       158.4
                                            ----------  ----------  ----------
 Net income before accounting change.......      351.0       421.1       423.3
Cumulative effect of accounting change.....        --          --         15.0
                                            ----------  ----------  ----------
 Net income................................      351.0       421.1       438.3
Dividends on preferred stock...............       19.2        12.4        10.1
                                            ----------  ----------  ----------
 Net income available to common sharehold-
  ers...................................... $    331.8  $    408.7  $    428.2
                                            ==========  ==========  ==========
Primary earnings per common share:
 Net income before cumulative effect of ac-
  counting change.......................... $     2.45  $     2.96  $     2.99
 Cumulative effect of accounting change....        --          --          .11
                                            ----------  ----------  ----------
 Net income available to common sharehold-
  ers...................................... $     2.45  $     2.96  $     3.10
                                            ==========  ==========  ==========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
ASSETS
Current:
Cash and cash equivalents.................................  $  118.8  $   35.4
Trade accounts receivable less reserves of $74.6 (1993:
 $68.3)...................................................     730.1     746.6
Inventories...............................................     546.9     504.1
Other current assets......................................     496.5     382.7
                                                            --------  --------
    Total current assets..................................   1,892.3   1,668.8
Time deposits, at cost....................................      55.8      64.3
Property, plant and equipment, net........................   1,123.0   1,032.0
Goodwill, net.............................................     705.9     676.5
Intangibles, net..........................................     167.2     206.1
Other assets..............................................     418.3     402.5
                                                            --------  --------
    Total assets..........................................  $4,362.5  $4,050.2
                                                            ========  ========
LIABILITIES
Current:
Short-term debt...........................................  $   89.0  $  108.6
Notes payable to Rhone-Poulenc S.A. & affiliates..........      37.3     201.3
Accounts payable..........................................     420.2     365.6
Income taxes payable......................................      65.5      55.8
Accrued employee compensation.............................     138.6     121.0
Other current liabilities.................................     616.6     369.9
                                                            --------  --------
    Total current liabilities.............................   1,367.2   1,222.2
Long-term debt............................................     439.9     432.2
Deferred income taxes.....................................      28.6      29.5
Other liabilities.........................................     545.7     545.1
                                                            --------  --------
    Total liabilities.....................................   2,381.4   2,229.0
                                                            --------  --------
Contingencies.............................................
SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par value (liqui-
 dation preference $1,000 per share); authorized, issued
 and outstanding 225,000 shares...........................     225.0     225.0
Money market preferred stock, without par value (liquida-
 tion preference $100,000 per share); issued and outstand-
 ing 1,750 shares.........................................     175.0     175.0
Common stock, without par value; stated value $1 per
 share; authorized 200,000,000 shares; issued and out-
 standing 134,095,649 shares (1993: 136,996,345 shares)...     139.1     139.0
Capital in excess of stated value.........................     305.1     290.0
Retained earnings.........................................   1,387.6   1,207.3
Employee Benefits Trust...................................    (185.7)    (75.8)
Cumulative translation adjustments........................     (65.0)   (139.3)
                                                            --------  --------
    Total shareholders' equity............................   1,981.1   1,821.2
                                                            --------  --------
    Total liabilities and shareholders' equity............  $4,362.5  $4,050.2
                                                            ========  ========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................  $    351.0  $    421.1  $    438.3
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...........       186.9       167.9       197.7
  Provision for deferred income taxes.....       (69.4)      (40.8)      (20.9)
  Cumulative effect of accounting change..         --          --        (15.0)
  Gain on sales of assets.................       (46.2)      (30.2)      (23.1)
  Deferred royalty income.................        24.0         --          --
  Equity losses of unconsolidated affili-
   ates, net..............................        21.1        26.6         2.3
  (Increase) decrease in trade accounts
   receivable, net........................        47.3       (33.0)      (66.8)
  (Increase) decrease in inventories......       (37.6)        2.5       (22.8)
  Increase in accounts payable............        19.6        39.4        47.5
  Increase (decrease) in income taxes pay-
   able...................................        13.3        83.7       (67.7)
  Restructuring charges, net..............        68.3        44.6       (64.2)
  Other items, net........................        98.1        39.0       (48.0)
                                            ----------  ----------  ----------
    Net cash provided by operating activi-
     ties.................................       676.4       720.8       357.3
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................      (220.9)     (250.4)     (284.3)
Equity investment in Applied Immune Sci-
 ences, Inc...............................         --       (117.3)        --
Investment in time deposits, net..........         8.5       (13.8)        5.9
Proceeds from sales of assets.............       162.6        52.0       339.6
Purchase of assets and investments........       (35.3)      (15.0)      (10.5)
Net investment hedging, net...............       (29.8)       (1.1)        --
                                            ----------  ----------  ----------
    Net cash provided by (used in) invest-
     ing activities.......................      (114.9)     (345.6)       50.7
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net................      (223.1)     (240.0)      298.3
Proceeds from issuance of long-term debt..        67.9       108.2       292.6
Repayment of long-term debt...............       (47.4)     (133.0)     (993.8)
Shares repurchased for Employee Benefits
 Trust....................................      (109.9)      (75.8)        --
Dividends paid............................      (170.7)     (149.2)     (103.4)
Issuance of money market preferred stock..         --        171.9         --
Redemption of Market Auction Preferred
 Shares...................................         --        (75.0)        --
Issuances of common stock.................         2.6        17.8         6.1
                                            ----------  ----------  ----------
    Net cash used in financing activities.      (480.6)     (375.1)     (500.2)
                                            ----------  ----------  ----------
Effect of exchange rate changes on cash...         2.5        (4.2)       (4.1)
                                            ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents..............................        83.4        (4.1)      (96.3)
Cash and cash equivalents at beginning of
 year.....................................        35.4        39.5       135.8
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year..  $    118.8  $     35.4  $     39.5
                                            ==========  ==========  ==========
NONCASH INVESTING AND FINANCING ACTIVI-
 TIES:
  Issuance of common stock under employee
   benefit plans..........................  $      1.5  $      4.0  $      5.7
CASH PAID DURING YEAR FOR:
  Interest, net of amounts capitalized....  $     61.7  $     82.4  $    128.2
  Income taxes............................  $    190.4  $    133.0  $    247.0

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Rhone-Poulenc Rorer Inc. and subsidiaries which are more than 50 percent owned and/or controlled. All subsidiaries are consolidated on the basis of twelve-month periods ending December 31. Investments in corporate joint ventures and other companies in which the Company has a 20 to 50 percent ownership are accounted for by the equity method. Cost investments, less than 20 percent owned, are carried at their original cost. Certain prior year items have been reclassified to conform to current classifications.

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

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. For financial accounting purposes, depreciation is computed principally on the straight-line method over the estimated useful lives of the assets (generally, 20 to 30 years for buildings and 5 to 15 years for machinery and equipment). For income tax purposes, certain assets are depreciated using accelerated methods. Effective January 1, 1993, the Company extended the depreciation lives for certain production machinery and equipment. The change in estimate increased 1993 net income by $11.1 million ($.08 per share).

 Goodwill and Intangible Assets

  Goodwill represents the excess of cost over the fair market value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period not to exceed forty years, and is reported net of accumulated amortization of $210.2 million in 1994 and $172.1 million in 1993. The Company assesses potential impairment of goodwill by comparing the carrying value of goodwill at the balance sheet date with anticipated undiscounted future operating income before amortization. Intangibles, which principally represent the cost of acquiring patents and product lines, are amortized over their estimated useful lives and are reported net of accumulated amortization of $115.7 million in 1994 and $96.5 million in 1993.

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

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Foreign Currency Translation

  Financial information relating to the Company's subsidiaries located outside the United States is translated using the current rate method. Local currencies are considered the functional currencies except in countries with highly inflationary economies.

 Advertising

  Advertising costs are generally expensed within the fiscal year that the costs are incurred, except for direct response advertising, which is capitalized and amortized over the expected period of future benefit.

NOTE 2. RESTRUCTURING AND OTHER CHARGES

  In 1994, the Company recorded a $121.2 million ($.58 per share) pretax charge in connection with a global restructuring plan that is expected to be completed in 1995. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%. The reductions will be primarily from manufacturing, sales/marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere are also included. Reductions are being effected through a variety of local programs, the cost of which typically includes retirement incentives or other severance benefits as well as outplacement services. The cash outlay related to the plan is expected to exceed $90.0 million. The remainder of the restructuring charge relates to asset writeoffs in conjunction with certain production facilities. In 1994, the pretax savings associated with the restructuring approximated $20.0 million; annual pretax savings are expected to approach $50.0 million in 1996. As of December 31, 1994, the Company's workforce has been reduced by just under 550 employees as a result of the 1994 restructuring program.

  A rollforward of the 1994 restructuring provision from the original liability is as follows:

                                             PAYMENTS/ TRANSLATION
                                   BEGINNING   ASSET   ADJUSTMENTS/ DECEMBER 31,
                                    BALANCE  WRITEOFFS    OTHER         1994
                                   --------- --------- ------------ ------------
                                               (DOLLARS IN MILLIONS)
   Social costs...................  $ 89.6    $(29.8)     $(7.0)       $52.8
   Third parties..................    12.5      (4.3)       0.2          8.4
   Asset writeoffs................    19.1     (19.4)       8.5          8.2
                                    ------    ------      -----        -----
     Total........................  $121.2    $(53.5)     $ 1.7        $69.4
                                    ======    ======      =====        =====

  In 1993, the Company recorded a pretax charge of $93.8 million ($.45 per share) for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. The 1993 restructuring programs, principally in Europe, include restructuring of marketing and manufacturing operations in the Company's German and Italian prescription pharmaceutical businesses following governmental actions aimed at reducing prices and limiting prescription volume. The programs also include a plan to divest a portion of a manufacturing facility in Monts, France by the end of 1995. Total workforce reductions associated with the plan will approximate 800 positions; as of December 31, 1994, the Company's workforce had been reduced by over 650 employees. Full year 1994 pretax savings associated with the 1993 restructuring programs approached $30.0 million.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  A rollforward of the 1993 restructuring provision from January 1, 1994 is as follows:

                                             PAYMENTS/ TRANSLATION
                                  JANUARY 1,   ASSET   ADJUSTMENTS/ DECEMBER 31,
                                     1994    WRITEOFFS    OTHER         1994
                                  ---------- --------- ------------ ------------
                                              (DOLLARS IN MILLIONS)
   Social costs..................   $26.6     $(14.0)     $(0.4)       $12.2
   Third parties.................     1.8       (4.8)       3.0          --
   Asset writeoffs...............     9.4       (1.2)       0.8          9.0
                                    -----     ------      -----        -----
     Total.......................   $37.8     $(20.0)     $ 3.4        $21.2
                                    =====     ======      =====        =====

NOTE 3. GAINS ON SALES OF ASSETS AND PROCEEDS FROM LITIGATION SETTLEMENT

  In 1994, the Company recorded pretax gains on the sale of assets and product rights totaling $46.2 million; such gains included the sale of certain assets related to the Company's U.S. over-the-counter business to Ciba-Geigy Limited ("Ciba") in the fourth quarter. Under terms of that agreement, the Company received a one-time payment totaling $178.0 million which included a prepaid royalty of $24.0 million for the year 1995. Additional royalties of $24.0 million are expected per year for six years. At the end of the seven-year period, Ciba has the option to purchase the U.S. product intellectual property assets for approximately $143.0 million. The Canada portion of the asset sale transaction closed in the first quarter of 1995, providing additional cash proceeds of $34.6 million.

  In 1993, pretax gains from asset sales including sales of product rights and certain investments totaled $30.2 million. In 1993, the Company also received $105.0 million cash proceeds from the settlement of a longstanding patent lawsuit with Baxter International concerning Factor VIII:C concentrates for the treatment of hemophilia.

  In 1992, the Company recorded gains of $23.1 million related principally to the sales of product rights in the U.S. and France.

NOTE 4. EQUITY INVESTMENT IN APPLIED IMMUNE SCIENCES, INC.

  In 1993, the Company acquired for $117.3 million, including expenses, a 37% interest in Applied Immune Sciences, Inc. ("AIS") and call options to purchase up to six million additional shares which, if exercised, would result in majority ownership by RPR approximating 60%. The companies also agreed to establish joint ventures related to cell therapy products and services. Equity losses associated with AIS for the year ended December 31, 1994 were $17.6 million. In 1994, AIS achieved a development milestone requiring RPR to purchase an additional one million AIS shares, equal to an additional 5% interest, in January 1995. In connection therewith, in 1994 the Company recorded in equity losses of affiliates an $11.0 million pretax charge for acquired research and development expense. In 1993, similar expenses associated with AIS were $29.1 million ($.14 per share). The purchase of the one million shares reduced the AIS call options held by RPR to five million related shares. The Company may be required to purchase up to three million additional shares of AIS common stock at a cost of up to $75.0 million between 1995 and 1997 if AIS achieves certain other development milestones and/or sales and earnings targets.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5. OTHER EXPENSE, NET

                                                        1994    1993     1992
                                                       ------- -------  -------
                                                        (DOLLARS IN MILLIONS)
   Equity losses of affiliates........................   $46.5   $50.0    $15.8
   Minority interest..................................     3.0     3.8      2.0
   Foreign exchange (gains) losses....................    10.0    (2.5)    (8.1)
   Other, net.........................................    24.6     2.9      1.8
                                                       ------- -------  -------
                                                         $84.1   $54.2    $11.5
                                                       ======= =======  =======

  Other, net for the year ended December 31, 1994 includes a charge of $30.6 million related to the reassessment of the carrying value of certain investments including AIS call options.

NOTE 6. EARNINGS PER SHARE

  Earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The weighted average number of shares used to compute primary earnings per common share was 135,254,692; 138,168,739 and 138,073,872 for the years 1994, 1993 and 1992, respectively. Common share equivalents in the form of stock options were excluded from the calculation as their dilutive effect was not material.

NOTE 7. INVENTORIES

                                                           1994     1993
                                                         -------- --------
                                                       (DOLLARS IN MILLIONS)
   Finished goods.......................................   $282.9   $235.3
   Work in process......................................    119.1    111.5
   Raw materials and supplies...........................    144.9    157.3
                                                         -------- --------
                                                           $546.9   $504.1
                                                         ======== ========

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

                                                         1994     1993
                                                       -------- --------
                                                     (DOLLARS IN MILLIONS)
   Land............................................... $   57.3 $   58.0
   Buildings..........................................    599.6    568.7
   Machinery and equipment............................  1,355.3  1,197.2
   Construction in progress...........................    160.6    134.7
                                                       -------- --------
                                                        2,172.8  1,958.6
   Less accumulated depreciation......................  1,049.8    926.6
                                                       -------- --------
   Property, plant and equipment, net................. $1,123.0 $1,032.0
                                                       ======== ========

  The Company incurred $58.7 million and $75.5 million in interest cost in 1994 and 1993, respectively, of which $3.4 million and $4.3 million, respectively, was capitalized as part of the cost of additions to property, plant and equipment.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. DEBT

  Short-term debt consisted of the following:

                                                                   1994   1993
                                                                   ----- ------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
   Notes payable to banks......................................... $67.0 $ 86.6
   Current portion of long-term debt..............................  22.0   22.0
                                                                   ----- ------
                                                                   $89.0 $108.6
                                                                   ===== ======
   Notes payable to Rhone-Poulenc S.A. and affiliates............. $37.3 $201.3
                                                                   ===== ======

  The weighted average interest rate of total outstanding short-term debt was 9.3% at December 31, 1994 (1993: 6.7%).

  Long-term debt, net of current portion, consisted of the following:

                                                                    1994   1993
                                                                   ------ ------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
   Notes payable at variable rates averaging 5.1% at 1994 year-
    end (expected to be refinanced long-term)....................  $233.3 $255.2
   9.15% Series A Senior Notes due 2004, with interest payable
    quarterly (guaranteed by Rhone-Poulenc S.A.).................    56.6   60.1
   8.95% Series B Senior Notes due 1997, with interest payable
    quarterly (guaranteed by Rhone-Poulenc S.A.).................     8.6   12.9
   Yen-denominated variable rate notes under revolving credit
    agreements due 1996 through 1998 (1994 year-end rate 2.8%)...    28.0    --
   Notes, mortgages and capitalized lease obligations at rates
    averaging 8.1% (1993: 9.0%)..................................    82.1   74.4
                                                                   ------ ------
                                                                   $408.6 $402.6
   Notes payable to Rhone-Poulenc S.A. and affiliates principally
    due in 2000 at rates averaging 6.2% (1993: 6.0%).............    31.3   29.6
                                                                   ------ ------
                                                                   $439.9 $432.2
                                                                   ====== ======

  At December 31, 1994, the Company had classified $233.3 million of various short-term borrowings from banks as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis. These borrowings were in various currencies with interest rates as follows: $77.1 million in British pounds at 5.7%, $42.1 million in French francs at 5.6%, $41.8 million in U.S. dollars at 5.9%, $39.3 million in German marks at 5.0% and $33.0 million in Japanese yen at 2.6%.

  The aggregate maturities of all long-term debt at December 31, 1994, including related party debt, were: $22.0 million in 1995, $135.5 million in 1996, $154.0 million in 1997, $35.6 million in 1998, $26.3 million in 1999 and
$88.5 million thereafter.

  The weighted average interest rate of total debt outstanding at December 31, 1994 was 7.0% (1993: 6.5%). At December 31, 1994, including the effect of interest rate swap contracts, virtually all of the Company's outstanding debt was at variable rates of interest (1993: 92%).

  At December 31, 1994, the Company had committed lines of credit totaling $1.2 billion with $28.0 million in borrowings outstanding under these lines. Of the $1.2 billion, $500.0 million related to the Revolving Credit Facility Agreement dated April 30, 1990 ("the Facility"). The Facility is unconditionally guaranteed by Rhone-Poulenc S.A. ("RP") and expires in $100.0 million installments semi-annually through

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

April 30, 1997. In connection with the 1991 issuance of Market Auction Preferred Shares, the Company agreed to maintain as unused a portion of the Facility of not less than the smaller of $325.0 million or total indebtedness (excluding amounts owed to or guaranteed by RP). Terms of the Facility contain certain covenants regarding the financial condition of RP, the most restrictive of which is the maintenance of minimum stockholders' equity and ratio of total indebtedness to net worth. The Company has an additional $695.0 million available under several multicurrency credit line agreements with various banks expiring throughout the next four years. Borrowings under the above facilities can be made in various currencies, principally U.S. dollars, French francs, German marks, British pounds and Japanese yen; interest rates vary with the respective currency's interbank offering rate. Amounts available under unused uncommitted lines of credit approximated $634.7 million at December 31, 1994.

  Pursuant to a 1993 U.S. shelf registration for $500.0 million, the Company issued $175.0 million of money market preferred stock in 1993 and has the ability to issue an additional $325.0 million in public debt securities and/or preferred shares.

NOTE 10. LEASE COMMITMENTS

  Rent expense was $55.0 million, $49.4 million and $28.2 million in 1994, 1993 and 1992, respectively. Future minimum lease commitments under all leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1994 are as follows:

                                                              CAPITAL  OPERATING
                                                              LEASES    LEASES
                                                              -------  ---------
                                                                 (DOLLARS IN
                                                                  MILLIONS)
   1995...................................................... $  7.2    $ 56.9
   1996......................................................    6.2      48.7
   1997......................................................    5.4      52.9
   1998......................................................    4.4      35.8
   1999......................................................    4.2      34.3
   Thereafter................................................   23.1     581.1
                                                              ------    ------
   Minimum lease payments....................................   50.5    $809.7
                                                                        ======
   Less imputed interest.....................................  (14.3)
                                                              ------
   Present value of minimum lease payments (current--$5.2,
    noncurrent--$31.0)....................................... $ 36.2
                                                              ======

  In 1992, the Company sold its U.S. corporate offices and research facility to a third party for $258.0 million and leased it back for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back for thirty years with the facility. The Company pays taxes, insurance and maintenance costs associated with the facility. Average annual accounting rent is $22.5 million; under terms of the agreement, the first cash rental payment was in July 1994.

NOTE 11. INCOME TAXES

  The components of income before income taxes are:

                                                             1994   1993   1992
                                                            ------ ------ ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
   United States........................................... $241.0 $289.1 $258.9
   Non-U.S.................................................  244.2  301.4  322.8
                                                            ------ ------ ------
                                                            $485.2 $590.5 $581.7
                                                            ====== ====== ======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The provisions for income taxes are:

                                                          1994    1993    1992
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
   Current:
     United States...................................... $103.4  $100.2   $62.9
     Non-U.S............................................  100.2   110.0   116.4
                                                         ------  ------  ------
                                                          203.6   210.2   179.3
                                                         ------  ------  ------
   Deferred:
     United States......................................  (51.7)  (31.0)    2.2
     Non-U.S............................................  (17.7)   (9.8)  (23.1)
                                                         ------  ------  ------
                                                          (69.4)  (40.8)  (20.9)
                                                         ------  ------  ------
                                                         $134.2  $169.4  $158.4
                                                         ======  ======  ======

  Deferred income taxes are provided for temporary differences between book and tax bases of the Company's assets and liabilities. Temporary differences giving rise to a significant portion of the deferred tax assets and liabilities at December 31 are:

                                                                  1994    1993
                                                                 ------  ------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
   Assets (liabilities):
     Depreciation and amortization.............................. $(61.8) $(65.0)
     Pension....................................................   49.0    51.8
     Intercompany profit in ending inventory....................   33.0    30.5
     Cost and equity investments................................   30.9    10.7
     Distributable earnings.....................................  (26.2)  (14.7)
     Restructuring..............................................   22.9    15.8
     Net operating loss carryforwards...........................   15.4    13.2
     Other, including nondeductible accruals....................   97.4    52.7
                                                                 ------  ------
                                                                  160.6    95.0
     Less valuation allowance...................................  (11.2)   (8.9)
                                                                 ------  ------
     Deferred income taxes, net................................. $149.4  $ 86.1
                                                                 ======  ======

  The portion of the above net deferred tax assets classified as current was $143.8 million and $60.3 million at December 31, 1994 and 1993, respectively. At December 31, 1994, total deferred tax assets were $335.3 million and total deferred tax liabilities were $174.7 million before netting. At December 31, 1993, similar temporary differences gave rise to total deferred tax assets of $269.2 million and total deferred tax liabilities of $174.2 million.

  The differences between the U.S. statutory income tax rate and the Company's effective income tax rate are:

                                        1994           1993           1992
                                    -------------  -------------  -------------
                                     (PERCENT OF INCOME BEFORE INCOME TAXES)
   U.S. statutory income tax rate.           35.0%          35.0%          34.0%
   Non-U.S. tax rate differential.           (1.8)          (1.7)           1.5
   Puerto Rico operations.........           (5.0)          (3.6)          (4.9)
   Research and development tax
    credits.......................           (1.4)          (1.8)           --
   Non-U.S. net operating losses..            --             --            (1.6)
   Other, net.....................            0.9            0.8           (1.8)
                                    -------------  -------------  -------------
   Effective income tax rate......           27.7%          28.7%          27.2%
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

  The Company has non-U.S. net operating loss carryforwards of $39.6 million for tax return purposes which expire principally through the years 1995-1998.

  The U.S. tax returns for the years 1987-1989 are currently being examined by the Internal Revenue Service ("IRS"); the Company's French tax returns have been examined through the year 1990. Neither the IRS nor the French tax authorities have proposed any adjustments of a material nature.

  Unremitted earnings of subsidiaries which are intended to be indefinitely reinvested were $926.3 million at December 31, 1994. Withholding taxes payable if the entire amount of these earnings were remitted would be $56.8 million. U.S. income taxes payable if these earnings were remitted would be substantially offset by available foreign tax credits.

NOTE 12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

  The funded status of the Company's plans at December 31 was as follows:

                                        1994                        1993
                             --------------------------- ---------------------------
                              PLANS WHOSE   PLANS WHOSE   PLANS WHOSE   PLANS WHOSE
                             ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                              ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                               BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                             ------------- ------------- ------------- -------------
                                              (DOLLARS IN MILLIONS)
   Vested benefit obliga-
    tions..................     $(141.7)      $(330.7)      $(128.7)      $(317.9)
   Nonvested benefits......        (4.2)        (64.3)         (4.1)        (54.4)
                                -------       -------       -------       -------
   Accumulated benefit ob-
    ligation...............      (145.9)       (395.0)       (132.8)       (372.3)
   Projected future salary
    increases..............       (12.2)        (54.2)         (9.0)        (62.3)
                                -------       -------       -------       -------
   Projected benefit obli-
    gation.................      (158.1)       (449.2)       (141.8)       (434.6)
   Fair value of plan
    assets (invested
    primarily in equities
    and bonds).............       186.1         122.4         158.8         132.2
                                -------       -------       -------       -------
   Plan assets in excess of
    (less than) projected
    benefit obligation.....        28.0        (326.8)         17.0        (302.4)
   Unrecognized net transi-
    tion (asset) liability.         0.7           --           (0.9)          5.9
   Unrecognized net (gain)
    loss...................       (30.3)         59.9          (4.9)         78.3
   Unrecognized prior serv-
    ice cost...............        20.7           6.7           7.5           3.6
   Adjustment required to
    recognize minimum
    liability..............         --          (52.4)          --          (52.7)
                                -------       -------       -------       -------
   Prepaid (accrued) pen-
    sion cost..............     $  19.1       $(312.6)      $  18.7       $(267.3)
                                =======       =======       =======       =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  The accumulated benefit obligation of U.S. plans included in the above table was $132.8 million in 1994 and $148.8 million in 1993. U.S. plan assets were $122.7 million and $128.5 million at December 31, 1994 and 1993, respectively. Of the net accrued pension cost, $297.1 million and $262.6 million are included in other noncurrent liabilities in 1994 and 1993, respectively.

  The following items are the components of net periodic pension cost for the years ended December 31:

                                                       1994     1993     1992
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
   Service cost...................................... $  19.3  $  16.9  $  17.0
   Interest cost.....................................    45.9     42.7     41.2
   Actual return on plan assets......................   (26.6)   (49.9)   (25.5)
   Amortization and deferral.........................     5.7     27.2      2.3
                                                      -------  -------  -------
   Net periodic pension cost......................... $  44.3  $  36.9  $  35.0
                                                      =======  =======  =======

  Net periodic pension cost for U.S. plans included in the above amounts is $12.2 million, $8.5 million and $8.2 million for 1994, 1993 and 1992, respectively.

  The following weighted average assumptions, which are based on the economic environment of each applicable country, were used to determine the return on plan assets and benefit obligations:

                                                       1994     1993     1992
                                                      -------  -------  -------
   Discount rate.....................................    7.9%     7.7%     9.0%
   Expected return on plan assets....................    9.6%    10.4%    10.1%
   Rate of future compensation increases.............    3.8%     4.6%     5.4%

  For U.S. plans, the discount rate was 8.5% in 1994, 7.5% in 1993 and 8.25% in 1992. The expected return on plan assets of 9.5% remained constant from 1992 through 1994. The rate of future compensation increases was 4.5% in 1994, 5% in 1993 and 6% in 1992.

 Savings Plans

  The Company sponsors defined contribution savings plans covering substantially all U.S. employees. Company contributions to the plans may not exceed three thousand dollars per employee. Amounts charged to expense were $7.3 million, $6.2 million and $4.8 million in 1994, 1993 and 1992, respectively.

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

 Postemployment Benefits

  Effective January 1, 1994, the Company adopted Statement of Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The new standard did not materially affect the Company's financial position or results of operations.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 13. STOCK PLANS

  Stock options and restricted shares have been granted to employees under plans approved by the shareholders in 1982 and 1985, as amended in 1988 ("Stock Plan"). The aggregate number of shares originally available for issuance or transfer to employees under these plans was 7,000,000. Option prices are equal to the fair market value of the shares on the date of grant. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted. Shares issued under a restricted grant may not be sold or otherwise disposed of for a period designated by the Company. Restricted shares are returned to the Company if the grantee's employment terminates during the period of restriction. During the restriction period, the grantee is entitled to vote the shares and receive any dividends paid. The 1985 Stock Plan, as amended, permits the Company to grant stock appreciation rights in tandem with stock options. As of December 31, 1994, no such rights have been granted. The Equity Compensation Plan adopted in 1990 supplements the Stock Plan by providing for an additional 6,000,000 shares that may be issued to participants after all shares authorized pursuant to the terms of the Stock Plan have been utilized. The terms of the Equity Compensation Plan are substantially the same as those of the Stock Plan.

  Effective January 1, 1993, the Company substantially curtailed the granting of restricted shares to employees. In 1992, 90,146 restricted shares were granted to employees under the Stock Plan. Due to employee terminations 2,228, 12,312 and 23,561 restricted shares were returned to the Company in 1994, 1993 and 1992, respectively.

  Stock option activity is shown below:

                                            1994         1993         1992
                                         -----------  -----------  -----------
                                           (IN THOUSANDS, EXCEPT PRICE PER
                                                     SHARE DATA)
   Shares under option at beginning of
    year...............................        5,815        4,999        4,165
   Additions (deductions):
     Granted...........................        1,898        2,342        1,323
     Exercised.........................         (116)        (662)        (336)
     Canceled..........................         (450)        (864)        (153)
   Shares under option at year-end.....        7,147        5,815        4,999
   Options exercisable at December 31..        3,443        2,455        2,165
   Shares reserved for future grants...        2,862        4,272        5,738
   Price range of options exercised....  $8.24-30.18  $7.92-41.63  $4.67-45.63
   Price range for all options out-
    standing...........................  $4.67-63.00  $4.67-63.00  $4.67-63.00
   Price range for all options exercis-
    able...............................  $4.67-63.00  $4.67-63.00  $4.67-58.50

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 14. SHAREHOLDERS' EQUITY

                          MARKET     MONEY    COMMON  CAPITAL IN
                          AUCTION   MARKET   STOCK AT EXCESS OF            EMPLOYEE  CUMULATIVE
                         PREFERRED PREFERRED  STATED    STATED   RETAINED  BENEFITS  TRANSLATION
                          SHARES     STOCK    VALUE     VALUE    EARNINGS   TRUST    ADJUSTMENTS
                         --------- --------- -------- ---------- --------  --------  -----------
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Balance, January 1,
 1992:                    $300.0    $  --     $137.9    $256.9   $  602.6  $   --      $   1.2
 Net income--1992.......     --        --        --        --       438.3      --          --
 Cash dividends, $.68
  per common share......     --        --        --        --       (93.9)     --          --
 Dividends on Market
  Auction Preferred
  Shares................     --        --        --        --       (10.1)     --          --
 Issuance of shares
  under employee benefit
  plans.................     --        --         .4      12.1        --       --          --
 Translation
  adjustments, including
  hedging (net of $1.7
  tax effect)...........     --        --        --        --         --       --        (77.1)
                          ------    ------    ------    ------   --------  -------     -------
Balance, December 31,
 1992:                     300.0       --      138.3     269.0      936.9      --        (75.9)
 Net income--1993.......     --        --        --        --       421.1      --          --
 Cash dividends, $1.00
  per common share......     --        --        --        --      (138.3)     --          --
 Dividends on preferred
  shares................     --        --        --        --       (12.4)     --          --
 Issuance of money
  market preferred
  stock.................     --      175.0       --       (3.1)       --       --          --
 Redemption of Market
  Auction Preferred
  Shares................   (75.0)      --        --        --         --       --          --
 Shares repurchased for
  Employee Benefits
  Trust.................     --        --        --        --         --     (75.8)        --
 Issuance of shares
  under employee benefit
  plans.................     --        --         .7      24.1        --       --          --
 Translation
  adjustments, including
  hedging (net of $11.6
  tax effect)...........     --        --        --        --         --       --        (63.4)
                          ------    ------    ------    ------   --------  -------     -------
Balance, December 31,
 1993:                     225.0     175.0     139.0     290.0    1,207.3    (75.8)     (139.3)
 Net income--1994.......     --        --        --        --       351.0      --          --
 Cash dividends, $1.12
  per common share......     --        --        --        --      (151.5)     --          --
 Dividends on preferred
  shares................     --        --        --        --       (19.2)     --          --
 Shares repurchased for
  Employee Benefits
  Trust.................     --        --        --        --         --    (109.9)        --
 Issuance of shares
  under employee benefit
  plans.................     --        --         .1      15.1        --       --          --
 Translation
  adjustments, including
  hedging (net of $1.0
  tax effect)...........     --        --        --        --         --       --         74.3
                          ------    ------    ------    ------   --------  -------     -------
Balance, December 31,
 1994:                    $225.0    $175.0    $139.1    $305.1   $1,387.6  $(185.7)    $ (65.0)
                          ======    ======    ======    ======   ========  =======     =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  In December 1991, the Company issued $300.0 million of Market Auction Preferred Shares ("MAPS") represented by four series, each consisting of 75,000 shares. Each series of MAPS is sold in units of 100 shares and is identical except as to dividend terms. Dividend rates, which are determined at separate auctions for each series, averaged 4.63% during 1994 (1993: 3.01%; 1992: 3.14%). Dividends are paid every 49 days, subject to certain exceptions.

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

  In connection with the issuance of MAPS, the Company entered into a support agreement with RP pursuant to which both parties agreed that 1) RP will own a majority of the outstanding common stock of the Company entitled to elect directors; 2) RP will make a capital contribution to the Company if certain debt-to-capitalization or tangible net worth ratios do not meet specified levels or if the Company fails to pay a declared dividend on MAPS on a timely basis; and 3) RP, as guarantor of the Revolving Credit Facility Agreement dated April 30, 1990, will maintain such facility in full force, and the Company will maintain, as of any date, the unused portion of such facility in an amount equal to all principal, interest and premium amounts payable in the next twelve months with respect to short- and long-term debt other than amounts owed to RP or guaranteed by RP, subject to certain requirements and exceptions. In connection with the support agreement, the Company pays RP an annual fee which approximated $.3 million in 1994. The support agreement does not constitute a guarantee by RP of any obligation of the Company, including MAPS, and is not enforceable by any holder of MAPS. The units of each series of MAPS must be redeemed in the event of breach of certain covenants in the support agreement.

  At December 31, 1994 and 1993, there were 2,451,800 preferred shares without par value authorized and unissued. In 1994, the Company completed the open market repurchase of five million of its common shares as authorized by the Board of Directors in March 1993. During 1994, the Company acquired 3.1 million shares at a cost of $109.9 million; share repurchases during 1993 were
1.9 million shares at a cost of $75.8 million. These shares are being held in an Employee Benefits Trust to fund future benefits in the United States.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15. FINANCIAL INSTRUMENTS

  The Company's financial instruments consisted of the following:

                                                DECEMBER 31,      DECEMBER 31,
                                                    1994              1993
                                              -----------------  ---------------
                                              CARRYING   FAIR    CARRYING  FAIR
                                               AMOUNT    VALUE    AMOUNT  VALUE
                                              --------  -------  -------- ------
                                                   (DOLLARS IN MILLIONS)
   Cash and cash equivalents................  $ 118.8   $ 118.8   $ 35.4  $ 35.4
   Time deposits, generally maturing in 1-5
    years...................................     55.8      55.8     64.3    64.3
   Cost investments:
     Practical to estimate..................     17.9      13.0     21.2    18.8
     Not practical to estimate..............     15.0       N/A     13.5     N/A
   Other investments, including call options
    and warrants............................      9.8      12.9     36.0    44.7
   Long-term debt...........................   (461.9)   (465.4)  (454.2) (470.5)
   Foreign exchange contracts...............      4.0*      4.0      2.6*    2.6
   Interest rate swap contracts.............      2.0*     (0.7)     2.0*   11.8

- --------
* The carrying amount represents the net unrealized gain/loss or net interest receivable/payable associated with the contracts at the end of the period.

  None of the Company's financial instruments are held for trading purposes.

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

 Cash and cash equivalents
  The carrying amount approximates the fair value due to the short-term maturity of these instruments.

 Time deposits
  The carrying amount approximates the fair value due to the variable rate nature of the long-term deposits.

 Cost and other investments
  For those investments for which it was practicable, fair value was estimated using quoted market prices or pricing models. An estimate of fair market value could not be reasonably made for certain cost investments for which there are no quoted market prices.

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

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

 Financial Instruments with Off-Balance Sheet Risk

  Foreign Exchange Contracts--Net Investment Hedges

  The Company's principal foreign currency net investment exposures before the effects of foreign exchange contracts were as follows:

                                        DECEMBER 31, 1994    DECEMBER 31, 1993
                                       -------------------- --------------------
                                        LOCAL   U.S. DOLLAR  LOCAL   U.S. DOLLAR
                                       CURRENCY EQUIVALENT  CURRENCY EQUIVALENT
   (IN MILLIONS)                       -------- ----------- -------- -----------
   France............................. FF 2,622    $490     FF 3,996    $678
   Germany............................ DEM  229     148     DEM  268     155
   United Kingdom..................... GBP   45      71     GBP   54      80

  Unhedged net investment positions fluctuate with currency movements with corresponding translation adjustments recorded in shareholders' equity. The Company may enter into foreign exchange contracts to limit the exposure of its net investments in foreign subsidiaries to such currency fluctuations. Gains and losses from these contracts which are designated as hedges of the Company's net foreign investments are recorded as translation adjustments in shareholders' equity and offset the gains and losses on the related net investments. For the year ended December 31, 1994, the reduction to shareholders' equity, net of tax effects, associated with net investment hedging contracts totaled $21.7 million. Effects of similar net investment hedging contracts increased shareholder's equity by $1.8 million for the year ended December 31, 1993.

  In determining which, if any, net investment positions to hedge, the Company considers such factors as the magnitude of the exposed position and the cost of financing hedging instruments. At approximately one-fourth of total shareholders' equity at December 31, 1994, the French franc net investment represents the largest single exposure to the Company; accordingly, the Company has hedged a portion of its net investment in France. At December 31, 1994, the Company was a party to foreign currency exchange contracts maturing

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) in the first quarter of 1995 with a combined notional amount of FF 179.5 million ($33.1 million) to sell French francs. Similar contracts which matured in January 1994 totaled FF 1.5 billion ($248.4 million) at December 31, 1993.

  Foreign Exchange Contracts--Foreign Currency Transaction Hedges

  The Company also enters into foreign exchange contracts to minimize exposure of foreign currency transactions (such as export sales, raw materials purchases, and short-term intercompany financing) and firm commitments to fluctuating exchange rates. Gains or losses from these contracts are recognized in the basis of the transaction being hedged. Cash flows from these contracts are classified in the same category as the hedged transactions.

  The Company's principal net transactional exposures by major currency before the effects of foreign exchange contracts were as follows:

                                        DECEMBER 31, 1994     DECEMBER 31, 1993
                                       --------------------- ---------------------
                                        LOCAL    U.S. DOLLAR  LOCAL    U.S. DOLLAR
                                       CURRENCY  EQUIVALENT  CURRENCY  EQUIVALENT
                                       --------  ----------- --------  -----------
                                            (ASSET (LIABILITY) IN MILLIONS)
   U.S. dollars*......................      52       $ 52         18       $ 18
   FF.................................   1,679        310        (97)       (16)
   DEM................................     (24)       (15)        (2)        (1)
   GBP................................       1          2        (22)       (32)
   Yen................................   1,408         14        556          5
   All other (each <$25 million)...... various         39    various         46
                                       -------     ------    -------     ------
     Total............................     N/A       $402        N/A       $ 20
                                       =======     ======    =======     ======

- --------
* Represents U.S. dollar-denominated transactions of affiliates with functional currencies other than the U.S. dollar.

  The Company's policy is to hedge substantially all of its foreign currency transactional exposures. At December 31, 1994, the Company had entered into multiple forward contracts maturing in the first quarter of 1995 to buy and sell various currencies with notional amounts totaling $112.6 million and $508.4 million, respectively. Similar contracts, which matured in the first quarter of 1994, totaled $105.8 million and $125.3 million at December 31, 1993, respectively.

 Interest Rate Swaps

  The Company enters into interest rate swap contracts to manage its interest rate exposures and minimize its overall cost of borrowings. The net receivable or payable under the interest rate swap arrangements is recognized as an adjustment to interest expense over the life of the underlying contracts. The Company's weighted average interest rate for the year ended December 31, 1994 was reduced by 17 basis points or approximately $1.3 million (45 basis points or $3.5 million for the year ended December 31, 1993) as a result of interest rate swap contracts.

  At December 31, 1994, the Company was party to contracts to convert certain floating rate obligations into fixed rate instruments and contracts to convert certain fixed rate debt into floating rate debt as

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) determined by the interest rate environment of the currency in which the underlying obligation was denominated. Interest rate swap contracts outstanding at December 31, 1994 were as follows:

          FIXED OR NOTIONAL CARRYING ESTIMATED FAIR
 CURRENCY VARIABLE  AMOUNT   AMOUNT    MKT. VALUE     TERM          AVERAGE RATE
 -------- -------- -------- -------- -------------- --------- ------------------------
                               (RECEIVABLE (PAYABLE) IN MILLIONS)
 U.S.$        V      $80     $  .3       $(1.4)     7/92-7/99 Pay Libor 3 mos; Rec 7.1%
  FF          F      FF400    (0.8)       (1.1)     2/93-2/95 Pay 6.7%; Rec Pibor 6 mos
  FF          V      FF650     2.5         1.8      6/93-6/95 Pay Pibor 3 mos; Rec 6.4%

  The Company was party to similar contracts at December 31, 1993.

NOTE 16. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations are conducted in one industry segment which involves the production and sale of pharmaceuticals.

  Information about the Company's operations for the years 1994, 1993 and 1992 by geographic area is shown below. Inter-area affiliated sales are not significant. Corporate loss before income taxes includes corporate administrative expenses incurred in the U.S., worldwide net interest expense, and worldwide equity losses from unconsolidated affiliates.

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                     (DOLLARS IN MILLIONS)
   Net sales:
     United States................................ $1,261.9  $1,119.9  $  999.7
     France.......................................  1,332.1   1,374.8   1,388.1
     Other Europe.................................  1,008.7     977.8   1,218.4
     Rest of World................................    571.9     546.9     489.7
                                                   --------  --------  --------
      Total net sales............................. $4,174.6  $4,019.4  $4,095.9
                                                   ========  ========  ========
   Income before income taxes:
     United States................................ $  356.9  $  385.2  $  268.0
     France.......................................    173.9     280.7     274.6
     Other Europe.................................     92.0      64.6     216.5
     Rest of World................................     49.4      62.1      44.2
     Corporate....................................   (187.0)   (202.1)   (221.6)
                                                   --------  --------  --------
      Total income before income taxes............ $  485.2  $  590.5  $  581.7
                                                   ========  ========  ========
   Identifiable assets:
     United States................................ $1,107.2  $1,148.3  $1,031.6
     France.......................................  1,309.7   1,290.2   1,340.5
     Other Europe.................................    999.4     875.6     986.2
     Rest of World................................    441.0     405.9     362.5
     Corporate....................................    505.2     330.2     137.5
                                                   --------  --------  --------
      Total identifiable assets................... $4,362.5  $4,050.2  $3,858.3
                                                   ========  ========  ========

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  In 1994, income before income taxes ("IBT") for the U.S. includes gains on asset sales, net of restructuring charges, of $15.1 million. IBT for France and Other Europe includes $49.0 million and $28.8 million, respectively, of restructuring charges, net of gains on sales of assets. The Rest of World area IBT includes restructuring charges of $13.2 million.

  In 1993, U.S. IBT includes income of $68.0 million from litigation settlement proceeds and gains on asset sales, net of restructuring charges. France IBT includes $19.5 million of restructuring charges, net of gains on asset sales. Other Europe IBT includes restructuring charges, net of gains on asset sales, totaling $30.2 million.

NOTE 17. RELATED PARTY TRANSACTIONS

  The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

  Amounts receivable from RP and affiliates totaled $84.9 million and $35.8 million at December 31, 1994 and 1993, respectively. The 1994 balance includes $41.4 million of accounts receivable from sales of products and services to RP (1993: $11.3 million) and $43.5 million classified as other current assets (1993: $24.5 million).

  Accounts payable related to purchase of materials and services from RP and affiliates were $7.0 million at December 31, 1994 (1993: $6.3 million); accrued and other liabilities due to RP at December 31, 1994 were $26.1 million (1993: $12.9 million). In 1994, sales to RP and affiliates were $122.6 million (1993: $34.5 million; 1992: $37.2 million). Materials purchased from RP totaled $39.5 million in 1994 (1993: $44.4 million; 1992: $53.1 million).
In 1993, RP also compensated the Company $1.7 million in cost of products sold related to the transfer of certain production activities.

  At December 31, 1994, debt with RP and affiliates totaled $68.6 million (1993: $230.8 million). Interest expense accrued with respect to RP indebtedness in 1994 was $15.8 million (1993: $24.9 million; 1992: $46.6 million).

  In 1994, the Company performed services with respect to an RP affiliate totaling $7.4 million. RP charges the Company for expenses incurred on its behalf, including research, data processing, insurance, legal, tax, advertising, public relations and management fees. Such charges are reflected in the financial statements and amounted to approximately $33.6 million in 1994 (1993: $20.2 million; 1992: $19.6 million). Management believes that the expenses so charged are representative of amounts that the Company would have incurred if it had been operated as an unaffiliated entity.

NOTE 18. CONTINGENCIES

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 321 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in five proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involve Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer);
(3) antitrust actions alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol (R); and (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at four sites on the U.S. National Priority List created by Superfund legislation.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

  As of December 31, 1994 the Company had unused standby letters of credit outstanding of $67.7 million. The letters of credit are issued primarily in the form of guarantees or performance bonds.

NOTE 19. JOINT VENTURE AGREEMENT (UNAUDITED)

  In February 1995, the Company's Armour Pharmaceutical Company subsidiary signed an agreement with Behringwerke AG, a subsidiary of Germany's Hoechst AG, to form a global joint venture dedicated to the plasma proteins business. Under the terms of the agreement, both companies will contribute to the joint venture all the assets of their respective plasma operations in exchange for a 50% equity interest in the new entity. The agreement is subject to U.S. and European regulatory approvals.

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

  Coopers & Lybrand L.L.P., the Company's independent accountants, performs audits in accordance with generally accepted auditing standards. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

  The Board of Directors, through the Audit Committee comprised solely of directors who are not employees of the Company, meets with management, the internal auditors and the independent accountants to ensure that each is properly discharging its respective responsibilities. Both the independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting. The Audit Committee met four times in 1994.



        /s/ Robert E. Cawthorn                     /s/ Patrick Langlois
By___________________________________     By___________________________________
          Robert E. Cawthorn                         Patrick Langlois
             Chairman and                        Senior Vice President and
        Chief Executive Officer                   Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have audited the accompanying consolidated balance sheets of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.


     /s/ Coopers & Lybrand L.L.P.
By___________________________________
       Coopers & Lybrand L.L.P.
      Philadelphia, Pennsylvania
           January 20, 1995

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                          QUARTERLY DATA (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                   QUARTER ENDED 1994                      QUARTER ENDED 1993
                         --------------------------------------- ---------------------------------------
                         MARCH 31 JUNE 30   SEPT. 30   DEC. 31   MARCH 31  JUNE 30   SEPT. 30  DEC. 31
                         -------- -------- ---------- ---------- -------- ---------- -------- ----------
Net sales............... $870.6   $973.0   $1,040.7   $1,290.3   $916.3   $1,008.1   $960.1   $1,134.9
Gross profit............  577.3    650.3      697.3      878.5    607.5      681.7    637.5      766.4
Net income (loss)
 available to common
 shareholders...........   73.7     (7.4)     102.5      163.0     94.2      119.6     71.0      123.9
Earnings (loss) per
 common share...........     .54    (0.05)       .76       1.22      .68        .87      .51        .90
Market price per common
 share:
 High...................   37.000   39.500     39.125     42.625   48.000     54.000   48.875     48.500
 Low....................   32.000   30.500     30.500     35.250   42.500     46.375   43.000     32.620
Common dividends paid...     .28      .28        .28        .28      .22        .24      .26        .28

- --------
Results for 1994 include a $121.2 million pretax charge recorded in the second quarter related to a global restructuring program. Results also include fourth quarter pretax charges of $30.6 million related to the reassessment of the carrying value of certain investments and $11.0 million for acquired research and development expense. Fourth quarter results also include pretax gains of $37.6 million on the sales of assets, including the transfer of the Company's U.S. over-the-counter business to Ciba.

Results for 1993 include pretax income of $105.0 million proceeds from litigation settlement in the second quarter. Results also include $77.2 million and $16.6 million of restructuring and other charges recorded in the second and fourth quarter, respectively and a $27.0 million pretax charge for acquired research and development expense in the third quarter. Gains from sales of product rights and certain investments totaled $10.2 million and $14.8 million in the first and fourth quarter, respectively.

Earnings per share amounts for each quarter are required to be computed independently and, therefore, the sum of the four quarters does not necessarily equal the amount computed for the total year.

Rhone-Poulenc Rorer Inc. (RPR) common shares are listed and traded on the New York and Paris Stock Exchanges, and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest Stock Exchanges. On January 31, 1995, there were 7,138 holders of record of RPR common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company entitled "Election of Directors," in the Company's Proxy Statement dated 1995, is incorporated herein by reference. For information relating to the executive officers of the Company, refer to "Executive Officers of the Company" on pages 9 through 10 of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation immediately before "Certain Relationships and Related Transactions," of the Company's Proxy Statement dated 1995, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management entitled, "Ownership of Shares" immediately before "Control of the Company," of the Company's Proxy Statement dated 1995, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information entitled, "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

                                                                   PAGE IN THIS
                                                                    FORM 10-K
                                                                   ------------
 1.  Consolidated financial statements:
     Consolidated Statements of Income..........................        26
     Consolidated Balance Sheets................................        27
     Consolidated Statements of Cash Flows .....................        28
     Notes to Consolidated Financial Statements.................        29
     Responsibility for Financial Statements....................        47
     Report of Independent Accountants..........................        48
 2.  Financial statement schedules:
     Valuation and Qualifying Accounts (Schedule II)............        55
     Schedules not listed above have been omitted because they
     are not applicable.
 3.  Exhibits:
     A complete listing of exhibits required is given in the
      exhibit index which precedes the exhibits filed with this
      report.

     (b) The Company filed the following Current Reports on Form
     8-K:
    . Form 8-K dated December 22, 1994 describing the transfers of its U.S. and Canadian over-the-counter businesses to Ciba-Geigy Limited

    . Form 8-K dated February 22, 1995 announcing the agreement between Armour Pharmaceutical Company and Behringwerke AG to form a plasma proteins business joint venture

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                          Rhone-Poulenc Rorer Inc.

March 20, 1995
                                          By      /s/ Robert E. Cawthorn
                                             ----------------------------------
                                              ROBERT E. CAWTHORNCHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                            TITLE                DATE
                ----                            -----                ----

       /s/ Robert E. Cawthorn           Chairman, Chief         March 20, 1995
- -------------------------------------    Executive Officer
         ROBERT E. CAWTHORN              and Director

        /s/ Patrick Langlois            Senior Vice             March 20, 1995
- -------------------------------------    President and Chief
          PATRICK LANGLOIS               Financial Officer
                                         (Principal
                                         Financial Officer
                                         and Principal
                                         Accounting Officer)

       Jean-Jacques Bertrand*           Director                March 20, 1995
- -------------------------------------
        JEAN-JACQUES BERTRAND

          Jean-Marc Bruel*              Director                March 20, 1995
- -------------------------------------
           JEAN-MARC BRUEL

          Michel De Rosen*              Director, President     March 20, 1995
- -------------------------------------    and Chief Operating
           MICHEL DE ROSEN               Officer

       Charles-Henri Filippi*           Director                March 20, 1995
- -------------------------------------
        CHARLES-HENRI FILIPPI

           Claude Helene*               Director                March 20, 1995
- -------------------------------------
            CLAUDE HELENE

                NAME                            TITLE                DATE
                ----                            -----                ----

         Michael H. Jordan*             Director                March 20, 1995
- -------------------------------------
          MICHAEL H. JORDAN

      Manfred E. Karobath, MD*          Director, Senior        March 20, 1995
- -------------------------------------    Vice President,
       MANFRED E. KAROBATH, MD           Research and
                                         Development

            Igor Landau*                Director                March 20, 1995
- -------------------------------------
             IGOR LANDAU

           Peter J. Neff*               Director                March 20, 1995
- -------------------------------------
            PETER J. NEFF

           James S. Riepe*              Director                March 20, 1995
- -------------------------------------
           JAMES S. RIEPE

       Edward J. Stemmler, MD*          Director                March 20, 1995
- -------------------------------------
       EDWARD J. STEMMLER, MD

       Jean-Pierre Tirouflet*           Director                March 20, 1995
- -------------------------------------
        JEAN-PIERRE TIROUFLET

* By his signature set forth below, Richard B. Young, pursuant to duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Richard B. Young            Vice President and      March 20, 1995
- -------------------------------------    Secretary,
          RICHARD B. YOUNG               (Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders of Rhone-Poulenc Rorer Inc.:

Our report on the consolidated financial statements of Rhone-Poulenc Rorer Inc. and subsidiaries is included on page 48 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedules listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.


By   /s/ Coopers & Lybrand L.L.P.
   -----------------------------------
Philadelphia, Pennsylvania
January 20, 1995

                                                                     SCHEDULE II

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                    ADDITIONS
                         BALANCE AT CHARGED TO
                         BEGINNING  COSTS AND                   BALANCE AT
      DESCRIPTION        OF PERIOD   EXPENSES  DEDUCTIONS(/1/) END OF PERIOD
      -----------        ---------- ---------- --------------- -------------
Year ended December 31,
   1994
   Accounts receivable
   reserves.............   $68.3      178.3         172.0         $ 74.6
Year ended December 31,
   1993
   Accounts receivable
   reserves.............   $66.6      129.7         128.0         $ 68.3
Year ended December 31,
   1992
   Accounts receivable
   reserves.............   $56.6      104.1          94.1         $ 66.6

- --------
(1) Accounts charged off, net of recoveries and the effect of foreign currency rate changes.

                                 EXHIBIT INDEX

(3) a. The By-laws of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    b. The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    c. Articles of Amendment dated July 16, 1993 to The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) a. $1,600,000,000 Revolving Credit Facility Agreement dated April 30, 1990 is incorporated herein by the reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    b. Deposit Agreement dated July 19, 1993 among Rhone-Poulenc Rorer Inc., Bankers Trust Company as Depositary, and the holders from time to time of the Depositary Receipts is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 12, 1993.

(10) Material Contracts.

    a. Joint Venture Agreement dated February 22, 1995 among Armour Pharmaceutical Company and Plasma Enterprises, Inc. and Behringwerke AG.


    b. Amended and Restated Asset Purchase Agreement dated as of December 22, 1994 among Rhone-Poulenc Rorer Pharmaceuticals Inc., Rhone-Poulenc Rorer Caribbean Inc. and Ciba Self-Medication, Inc.

    c. Intellectual Property Agreement dated as of December 30, 1994 between Rorer Pharmaceuticals Products Inc. and Ciba Self-Medication, Inc.

    d. Form of Lease Agreement among the Company, Rhone-Poulenc Rorer Pharmaceuticals Inc. and the Owner Trustee is incorporated herein by reference to Exhibit 4.2.2 of the Company's Registration Statement No. 33-53378 on Form S-3, filed with the Securities and Exchange Commission on October 16, 1992.

    e. Armour Pharmaceutical Company Pension Program Amended and Restated effective January 1, 1989.

    f. Pension Plan of Rhone-Poulenc Rorer Inc. Amended and Restated effective January 1, 1989.

    g. Rhone-Poulenc Rorer Pharmaceuticals Inc. Fort Washington Hourly Employees' Pension Plan effective January 1, 1990.

    h. Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992.

    i. The Rorer Group Inc. Stock Plan, adopted April 23, 1985, is incorporated herein by reference to the Registration Statement on Form S-8 (No. 33-
        2403) dated December 23, 1985.

    j. The Rhone-Poulenc Rorer Inc. Amended and Restated Stock Plan, adopted March 12, 1990, is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

    k. The Rhone-Poulenc Rorer Inc. Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

    l. The Rhone-Poulenc Rorer Senior Partner Long-Term Capital Plan, effective January 1, 1994 is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    m. The Rhone-Poulenc Rorer Inc. Executive Deferral Plan, effective December 1, 1993, is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    n. The Rorer Group Inc. Incentive Stock Option Plan, adopted April 27, 1982, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

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

    r. The Rhone-Poulenc Rorer Inc. Retirement Plan for Outside Directors, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    s. The Rhone-Poulenc Rorer Inc. Supplemental Executive Retirement Plan, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    t. The Rhone-Poulenc Rorer Inc. Director Deferred Compensation Plan, effective March 1, 1987, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    u. Acquisition Agreement, dated as of March 12, 1990, between Rorer Group Inc. and Rhone-Poulenc S.A., is incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 1990.

    v. Employment agreement with Robert E. Cawthorn, dated March 12, 1990, is incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 12, 1990.

    w. Employment agreement with Manfred Karobath, dated January 27, 1992, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    x.  Employment agreement with Timothy Rothwell, dated January 3, 1995.

    y. The Indemnification Agreements between Rorer Group Inc. and Indemnified Representatives effective July 1, 1987, are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    z. Supplemental Benefit and Deferred Compensation Trust Agreement, dated May 10, 1988, between Rorer Group Inc. and Philadelphia National Bank, as Trustee, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(11) Statement re: Computation of Earnings per Share.

(12) Statement re: Computation of Ratios.

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Accountants.

(24) Powers of Attorney.

(27) Financial Data Schedule.