Form 10-K/A
period 1994-12-31
RHONE POULENC RORER INC
filed 1995-03-23
CIK 217028

================================================================================
- --------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549
                           ------------------------
                                 FORM 10-K/A1

                AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION
              13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                            -----------------


                         COMMISSION FILE NUMBER 1-5851
                                                ------

                           RHONE-POULENC RORER INC.
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                               23-1699163
 -------------------------------------      ------------------------------------
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)
          500 ARCOLA ROAD
      COLLEGEVILLE, PENNSYLVANIA                           19426
 -------------------------------------      ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-454-8000
                                                    ------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
        ---------------------              --------------------------
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

       Common shares outstanding as of January 31, 1995 were 134,099,589.
                               _________________

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference in this report:

                DOCUMENT                        PARTS INTO WHICH INCORPORATED
               ------------                   ---------------------------------
Proxy Statement dated March 17, 1995 in
   connection with the April 25, 1995
   Annual Meeting of Shareholders               Part III

- --------------------------------------------------------------------------------
================================================================================
                    The Exhibit Index is located on page 4

The undersigned registrant hereby amends the following item to its Annual Report on Form 10-K for the fiscal year ended December 31, 1994:


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report:

1. Consolidated financial statements:
   Consolidated Statements of Income*
   Consolidated Balance Sheets*
   Consolidated Statements of Cash Flows*
   Notes to Consolidated Financial Statements*
   Responsibility for Financial Statements*
   Report of Independent Accountants*


2. Financial statement schedules:
   Valuation and Qualifying Accounts (Schedule II)*

Schedules not listed above have been omitted because they are not applicable.


3. Exhibits:
A complete listing of exhibits required is given on pages 4 and 5 of this report.



        (b) The Company filed the following Current Reports on Form 8-K:

            . Form 8-K dated December 22, 1994 describing the transfers of its U.S. and Canadian over-the-counter businesses to Ciba-Geigy Limited

            . Form 8-K dated February 22, 1995 announcing the agreement between Armour Pharmaceutical Company and Behringwerke AG to form a plasma proteins business joint venture



* previously filed

                                  SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO ITS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.


                           RHONE-POULENC RORER INC.


MARCH 22, 1995                  BY        /s/  PATRICK LANGLOIS
                                  ----------------------------------------------
                                               PATRICK LANGLOIS
                                               SENIOR VICE PRESIDENT AND CHIEF
                                               FINANCIAL OFFICER

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 TO ITS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           NAME                                 TITLE                               DATE
           ----                                 -----                               ----


     ROBERT E. CAWTHORN*              Chairman, Chief Executive                MARCH 22, 1995
- --------------------------------          Officer and Director
     ROBERT E. CAWTHORN



/s/  PATRICK LANGLOIS                 Senior Vice President                    MARCH 22, 1995
- --------------------------------          and Chief Financial Officer
     PATRICK LANGLOIS                 (Principal Financial Officer and
                                      Principal Accounting Officer)




     JEAN-JACQUES BERTRAND*           Director                                 MARCH 22, 1995
- --------------------------------
     JEAN-JACQUES BERTRAND



     JEAN-MARC BRUEL*                 Director                                 MARCH 22, 1995
- --------------------------------
     JEAN-MARC BRUEL



     MICHEL DE ROSEN*                 Director, President and                  MARCH 22, 1995
- --------------------------------          Chief Operating Officer
     MICHEL DE ROSEN



     CHARLES-HENRI FILIPPI*           Director                                 MARCH 22, 1995
- --------------------------------
     CHARLES-HENRI FILIPPI



     CLAUDE HELENE*                   Director                                 MARCH 22, 1995
- --------------------------------
     CLAUDE HELENE

           NAME                                 TITLE                               DATE
           ----                                 -----                               ----


       MICHAEL H. JORDAN*             Director                                 MARCH 22, 1995
- --------------------------------
       MICHAEL H. JORDAN



       MANFRED E. KAROBATH, MD*       Director, Senior Vice                    MARCH 22, 1995
- --------------------------------          President, Research and
       MANFRED E. KAROBATH, MD            Development




       IGOR LANDAU*                   Director                                 MARCH 22, 1995
- --------------------------------
       IGOR LANDAU



       PETER J. NEFF*                 Director                                 MARCH 22, 1995
- --------------------------------
       PETER J. NEFF



       JAMES S. RIEPE*                Director                                 MARCH 22, 1995
- --------------------------------
       JAMES S. RIEPE



       EDWARD J. STEMMLER, MD*        Director                                 MARCH 22, 1995
- --------------------------------
       EDWARD J. STEMMLER, MD



       JEAN-PIERRE TIROUFLET*         Director                                 MARCH 22, 1995
- --------------------------------
       JEAN-PIERRE TIROUFLET



* By his signature set forth below, Richard B. Young, pursuant to duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.



/s/    RICHARD B. YOUNG               Vice President and Secretary,            MARCH 22, 1995
- --------------------------------      (Attorney-in-fact)
       RICHARD B. YOUNG

                                 EXHIBIT INDEX

(3) a.* The By-laws of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

     b.* The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     c.* Articles of Amendment dated July 16, 1993 to The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) a.* $1,600,000,000 Revolving Credit Facility Agreement dated April 30, 1990 is incorporated herein by the reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

     b.* Deposit Agreement dated July 19, 1993 among Rhone-Poulenc Rorer Inc., Bankers Trust Company as Depositary, and the holders from time to time of the Depositary Receipts is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 12, 1993.

(10)      Material Contracts.

     a.* Joint Venture Agreement dated February 22, 1995 among Armour Pharmaceutical Company and Plasma Enterprises, Inc. and Behringwerke AG.

     b.* Amended and Restated Asset Purchase Agreement dated as of December 22, 1994 among Rhone-Poulenc Rorer Pharmaceuticals Inc., Rhone-Poulenc Rorer Caribbean Inc. and Ciba Self-Medication, Inc.

     c.* Intellectual Property Agreement dated as of December 30, 1994 between Rorer Pharmaceuticals Products Inc. and Ciba Self-Medication, Inc.

     d.* Form of Lease Agreement among the Company, Rhone-Poulenc Rorer Pharmaceuticals Inc. and the Owner Trustee is incorporated herein by reference to Exhibit 4.2.2 of the Company's Registration Statement No. 33-53378 on Form S-3, filed with the Securities and Exchange Commission on October 16, 1992.

     e.* Armour Pharmaceutical Company Pension Program Amended and Restated effective January 1, 1989.

     f.* Pension Plan of Rhone-Poulenc Rorer Inc. Amended and Restated effective January 1, 1989.

     g.* Rhone-Poulenc Rorer Pharmaceuticals Inc. Fort Washington Hourly Employees' Pension Plan effective January 1, 1990.

     h.* Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992.

     i.* The Rorer Group Inc. Stock Plan, adopted April 23, 1985, is incorporated herein by reference to the Registration Statement on Form S-8 (No. 33-2403) dated December 23, 1985.

     j.* The Rhone-Poulenc Rorer Inc. Amended and Restated Stock Plan, adopted March 12, 1990, is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

     k.* The Rhone-Poulenc Rorer Inc. Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

     l.* The Rhone-Poulenc Rorer Senior Partner Long-Term Capital Plan, effective January 1, 1994 is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     m.* The Rhone-Poulenc Rorer Inc. Executive Deferral Plan, effective December 1, 1993, is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     n.* The Rorer Group Inc. Incentive Stock Option Plan, adopted April 27, 1982, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     o.* Amendment to the Rhone-Poulenc Rorer Inc. Incentive Stock Option Plan, effective March 11, 1990, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     p.* The Rorer Group Inc. Non-Qualified Stock Option Plan, adopted April 24, 1973, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     q.* The Rhone-Poulenc Rorer Inc. Annual Performance Incentive Plan is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     r.* The Rhone-Poulenc Rorer Inc. Retirement Plan for Outside Directors, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     s.* The Rhone-Poulenc Rorer Inc. Supplemental Executive Retirement Plan, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     t.* The Rhone-Poulenc Rorer Inc. Director Deferred Compensation Plan, effective March 1, 1987, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

     u.* Acquisition Agreement, dated as of March 12, 1990, between Rorer Group Inc. and Rhone-Poulenc S.A., is incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 1990.

     v.* Employment agreement with Robert E. Cawthorn, dated March 12, 1990, is incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 12, 1990.

     w.* Employment agreement with Manfred Karobath, dated January 27, 1992, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

     x.*  Employment agreement with Timothy Rothwell, dated January 3, 1995.

     y.* The Indemnification Agreements between Rorer Group Inc. and Indemnified Representatives effective July 1, 1987, are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

     z.* Supplemental Benefit and Deferred Compensation Trust Agreement, dated May 10, 1988, between Rorer Group Inc. and Philadelphia National Bank, as Trustee, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(11) *    Statement re:  Computation of Earnings per Share.

(12) *    Statement re:  Computation of Ratios.

(21) *    Subsidiaries of the Registrant.

(23) *    Consent of Independent Accountants.

(24) *    Powers of Attorney.

(27)      Financial Data Schedule.


* previously filed