Form 10-Q
period 1995-03-31
RHONE POULENC RORER INC
filed 1995-05-15
CIK 217028

                                   SECURITIES AND EXCHANGE COMMISSION
                                              Washington, DC  20549

                                                         FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ---- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission file number 1-5851

                                Rhone-Poulenc Rorer Inc.
- ---------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                                     23-1699163
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)

500 Arcola Road
Collegeville, Pennsylvania                                       19426-0107
- --------------------------------------------------------------------------------
(Address of principal                                            (Zip Code)
 executive offices)
                                                 (610)454-8000
- ---------------------------------------------------------------------------
                       (Registrant's telephone number, including area code)

                                (Former name, address and fiscal year,
                                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes     x     No
                                                          --------   ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 134,149,790 shares as of April 28, 1995.

The exhibit index is located on page 25.

                                       RHONE-POULENC RORER INC.

                                           TABLE OF CONTENTS
                            --------------------------------------------------

                                                                            Page
PART I.  FINANCIAL INFORMATION


Item 1.           Financial statements:

 Report of Independent Accountants                                           3
 Condensed Consolidated Statements of Income                                 4
 Condensed Consolidated Balance Sheets                                       5
 Condensed Consolidated Statements of Cash Flows                             6
 Notes to Condensed Consolidated Financial Statements                     7-11

 Item 2.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            12-17

PART II.  OTHER INFORMATION
Item 1.          Legal Proceedings                                       18-22
Item 6.          Exhibits                                                   23

                      REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc
Rorer Inc. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and, in our report, which includes an explanatory paragraph on the Company's change in its method of accounting for income taxes in 1992, dated January 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/COOPERS & LYBRAND L.L.P.
                                                -----------------------------
                                                      COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
April 21, 1995

                                  PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements
          -----------------------------

                 RHONE-POULENC RORER INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited - amounts in millions except per share data)

                                                       Three Months Ended
                                                            March 31,
                                                 ---------------------------
                                                    1995             1994
                                                 ---------------------------
Net sales                                           $992.2          $870.6
Cost of products sold                                343.9           293.3
Selling, delivery and administrative expenses        348.8           318.4
Research and development expense                     156.7           129.1
                                                 ---------------------------
Operating income                                     142.8           129.8
Interest expense - net                                10.6            11.8
Gain on sales of assets                              (49.5)           (4.1)
Other expense - net                                   47.8            12.2
                                                 ---------------------------
Income before income taxes                           133.9           109.9
Provision for income taxes                            42.0            32.0
                                                 --------------------------
Net income                                            91.9            77.9
Dividend on preferred stock                           (5.7)           (4.2)
                                                 ---------------------------
Net income available to common shareholders          $86.2           $73.7
                                                 ===========================
Earnings per common share                           $0.64          $0.54
                                                 ===========================
Cash dividend per common share                      $0.30          $0.28
Average common shares outstanding                   134.1          136.5

 See accompanying Notes to Condensed Consolidated Financial Statements.

                      RHONE-POULENC RORER INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited - dollars in millions)

                                                    March 31,    December 31,
                                                       1995          1994
                                                -------------------------------
ASSETS

Current:
 Cash and cash equivalents                           $44.7            $118.8
 Short-term investments                               11.8               --
 Trade accounts and notes receivable, less reserves
 of $ 57.8 (1994: $74.6)                             637.1             730.1
 Inventories                                         622.9             546.9
 Other current assets                                567.2             496.5
                                                -------------------------------
     Total current assets                          1,883.7           1,892.3
Time deposits, at cost                                43.9              55.8
Property, plant and equipment, net of accumulated
depreciation of $1,145.9 (1994: $1,049.8)          1,178.5           1,123.0
Goodwill, net of accumulated amortization of
$230.1(1994: $210.2)                                 740.7             705.9
Intangibles, net of accumulated amortization
of $118.6(1994: $115.7)                              181.7             167.2
Other assets                                         453.7             418.3
                                                 ------------------------------
     Total assets                                 $4,482.2           $4,362.5
                                                 =============================

LIABILITIES
 Current:
 Short-term debt                                    $124.2             $126.3
 Accounts payable                                    397.2              420.2
 Other current liabilities                           697.9              820.7
                                                 -----------------------------
 Total current liabilities                         1,219.3            1,367.2
Long-term debt                                       517.0              439.9
Deferred income taxes                                 23.7               28.6
Other liabilities                                    606.7              545.7
                                                 -----------------------------
    Total liabilities                              2,366.7            2,381.4

  Contingencies

SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par
value (liquidation preference $1,000 per share);
authorized, issued and outstanding 225,000 shares    225.0              225.0
Money market preferred stock, without par value
(liquidation preference $100,000 per share);
authorized, issued and outstanding 1,750 shares      175.0              175.0
Common stock, without par value; stated value
$1 per share; authorized 200,000,000 shares;
issued and outstanding 134,136,183  shares
(1994: 134,095,649 shares)                           139.1              139.1
Capital in excess of stated value                    306.1              305.1
Retained earnings                                  1,433.6            1,387.6
 Employee Benefits Trust                            (185.7)            (185.7)
 Cumulative translation adjustments                   22.4              (65.0)
                                             -----------------------------------
     Total shareholders' equity                    2,115.5            1,981.1
                                             ----------------------------------
 Total liabilities and shareholders' equity       $4,482.2           $4,362.5
                                             =================================

 See accompanying Notes to Condensed Consolidated Financial Statements.

                RHONE-POULENC RORER INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited - dollars in millions)
                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                           1995        1994
                                                        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash provided by (used in) operating activities      $(3.6)       $126.4
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (64.6)       (44.1)
 Assets (acquired) sold, net                               (1.3)        (3.2)
Net investment hedging, net                                (4.4)       (10.4)
                                                        ---------------------
Net cash used in investing activities                     (70.3)       (57.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
 Long-term debt, net                                       (2.3)       (14.1)
 Short-term debt, net                                      44.5         24.9
 Issuances of common stock                                  1.0          3.4
Shares repurchased for Employee Benefits Trust              --         (39.7)
Dividends paid                                            (45.9)       (42.2)
                                                        ------------------------
Net cash used in financing activities                      (2.7)       (67.7)
Effect of exchange rate changes on cash                     2.5          0.6
                                                        -----------------------
Net increase (decrease) in cash and cash equivalents      (74.1)         1.6
Cash and cash equivalents at beginning of year            118.8         35.4
                                                        ---------------------
Cash and cash equivalents at March 31                     $44.7        $37.0
                                                        =====================

   See accompanying Notes to Condensed Consolidated Financial Statements.

                           RHONE-POULENC RORER INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE 1.-     RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented. Significant unusual and nonrecurring transactions are described in detail in the accompanying footnotes.

The statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual
Report on Form 10-K. The Annual Report on Form 10-K for the year 1994 is on file with the
Securities and Exchange Commission and should be read in conjunction with these condensed consolidated financial statements.

NOTE 2.-     RESTRUCTURING AND OTHER CHARGES

In June 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan that is expected to be completed in 1995. Annual pretax savings associated with the plan approximated $20.0 million in 1994 and should grow to over $50.0 million in 1996. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%; as of
March 31, 1995, the Company's workforce had been reduced by more than 700 employees. Total cash outlays related to the plan are expected to exceed $90.0 million; to date, cash outlays have totaled $47.8 million, $13.7 million of which occurred in the 1995 first quarter. Asset writeoffs in conjunction with certain production facilities have totaled $20.8 million, including $1.4 million in the three months ended March 31, 1995.

A rollforward of the remaining 1994 restructuring provision from December 31,
 1994 is as follows:
                                  Payments/     Translation
                    December 31     asset       adjustments/         March
                       1994       writeoffs        other           31, 1995
                   ----------------------------------------------------------
                                        (Dollars in millions)
Social costs           $52.8        $(13.2)         $5.7             $45.3
Third parties            8.4          (0.5)         (2.0)              5.9
Asset writeoffs          8.2          (1.4)          0.3               7.1
                   ----------------------------------------------------------
Total                  $69.4        $(15.1)         $4.0             $58.3
                   =========================================================
In 1993, the Company recorded charges of $93.8 million for the cost of certain restructuring and manufacturing streamlining programs, principally in Europe, and increased provisions for certain litigation. The programs include a plan to divest a portion of a manufacturing facility in Monts, France by the end of 1995. Total workforce reductions associated with the plan will approximate 800 positions; as of March 31, 1995, the Company's workforce had been reduced by over 650 employees.

A rollforward of the remaining 1993 restructuring provision from December 31, 1994 is as follows:


                                       Payments/     Translation
                        December 31     asset        adjustments/        March
                          1994          writeoffs       other           31, 1995
                       ---------------------------------------------------------
                                       (Dollars in millions)
Social costs              $12.2         $(2.1)           $1.0            $11.1
Asset writeoffs             9.0          (0.2)            0.8              9.6
                        -------------------------------------------------------
Total                     $21.2         $(2.3)           $1.8            $20.7
                        =======================================================

NOTE 3.-     GAIN ON SALES OF ASSETS AND OTHER EXPENSE - NET
In the first quarter of 1995, the Company recorded pretax gains from the sales of assets totaling $49.5 million ($.25 per share), including the sale to Ciba-Geigy Limited of assets related to the Company's Canadian over-the-counter business and the sale of certain
European product rights.
Gains on asset sales totaled $4.1 million ($.02 per share) in the 1994 first quarter.

Other expense-net for the 1995 first quarter included $13.0 million ($.06 per share) of acquired research and development expense related to an additional investment in Applied Immune Sciences,
Inc. and pretax charges of $25.4 million ($.15 per share) related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The
Immune Response Corporation.

NOTE 4.-     INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate.
The first quarter effective tax rate on operations was 31.4% in 1995 and 29.1% in 1994 as a result of reduced tax benefits from Puerto Rico operations and certain asset sales/writeoffs.

NOTE 5.-     INVENTORIES

Inventories consisted of the following:

                                            March 31,           December 31,
                                             1995                  1994
                                         ------------------------------------
                                                (Dollars in millions)
Finished goods                              $297.7                $282.9
Work in process                              146.3                 119.1
Raw materials and supplies                   178.9                 144.9
                                        ------------------------------------
                                            $622.9                $546.9
                                        ====================================

NOTE 6.-      SHAREHOLDERS' EQUITY
                 Market         Money         Common       Capital
                Auction         market        shares      in excess                   Employee      Cumulative
               Preferred       preferred    at stated     of stated      Retained     Benefits      Translation
                Shares          stock         value         value        earnings      Trust        adjustment
             --------------------------------------------------------------------------------------------------
Balance, December 31, 1994
                 $225.0         $175.0        $139.1        $305.1        $1,387.6     $(185.7)       $(65.0)
Net income
                                                                              91.9
Cash dividends, $.30 per common share
                                                                             (40.2)
Dividends on preferred stock
                                                                              (5.7)
Issuance of shares under employee  benefit plans
                                                              1.0
Translation adjustments, net of  $6.9 million
reductions due to  hedging activities
                                                                                          87.4
            -----------------------------------------------------------------------------------------------------
Balance, March 31, 1995
                 $225.0        $175.0         $139.1        $306.1        $1,433.6     $(185.7)        $22.4
            ======================================================================================================

NOTE 7.-     RELATED PARTY TRANSACTIONS

Receivables from Rhone-Poulenc S.A. and affiliates (RP) at March 31, 1995 included $28.6 million in accounts receivable from sales of products to RP and $61.8 million classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $9.8 million at
March 31, 1995; accrued and other liabilities due to RP totaled $17.0 million.

As of March 31, 1995, the Company had $36.9 million short-term and $32.3 million long-term debt
outstanding with RP.

First quarter 1995 sales to RP, including sales to the Cooperation Pharmaceutique Francaise affiliate (Cooper) acquired by RP in the first half of 1994, totaled $49.9 million (1994: $11.1 million). Services purchased from and interest paid to RP were $9.1 million (1994: $9.0 million).
In the first quarter of 1995, the Company performed services with respect to certain RP affiliates totaling approximately $6.3 million.

NOTE 8.-     CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1)
approximately 334 pending lawsuits in the United States, Canada and Ireland against the
Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus (HIV) that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor
(AHF) concentrates processed by Armour in the early and mid-1980s. Armour has also been named as a defendant in five proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethyl stilbestrol (DES) (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer);
(3) antitrust actions in the U.S. alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists; (4)
 alleged breach of
contract by a subsidiary of the Company with respect to agreements involving another company's bisphosphonate compound and the Company's licensed product Lozol; and (5)
 potential
responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at three sites on the U.S. National Priority List created by Superfund legislation.

The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence on the basis of the status of current discussions with its insurance carriers. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the material adverse impact on the Company's financial position, results of operations or cash flows.

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

Results of Operations (First quarter 1995 versus first quarter 1994)

On sales of $992 million, net income available to common shareholders was $86 million ($.64 per common share), an increase of 17% from $74 million ($.54 per common share) in 1994. Results for the 1995 first quarter included a $.04 per share benefit from the net effects of asset sales and certain one-time charges. The comparable prior year quarter included $.02 per share of gains on sales of assets.

Sales

In the table and discussion which follows, percentage comparisons of quarter-on-quarter sales are presented excluding the effects of currency fluctuations unless otherwise noted.

                                        1Q95     1Q94
Therapeutic Area/Principal Offerings   Sales     Sales    % Change (*)
- --------------------------------------------------------------------------
                                           (in millions)
Clexane(R)/Lovenox(R)                  $ 65      $ 46         28%
Dilacor(R) XR                            19        15         24%
Lozol(R)/indapamide                      11        13        -14%
Selectol(R)/Selecor(R)                   16        11         29%
Total Cardiovascular                    195       168          7%

Zagam(TM)                                11         0         --
Granocyte(R)                              9         1         --
Total Anti-infectives/Oncology          160       124         18%

Albuminar(R)                             44        35         23%
Monoclate-P(R) /Factor VIII              53        36         40%
Total Plasma Proteins                   135       110         19%

Doliprane(R)                             26        22          5%
Imovane(R)/Amoban(R)                     28        21         21%
Total CNS/Analgesics                    122       105          6%

Maalox(R)                                37        47        -27%
Total Gastrointestinal                   91       101        -16%

Calcitonins                              24        18         23%
Orudis(R)/Profenid(R)/Oruvail(R)         44        43         -3%
Total Bone Metabolism/Rheumatology       82        71          7%

Azmacort(R)                              30        14        115%
Nasacort(R)                              10        10          0%
Total Respiratory                        82        63         23%

DDAVP(R)                                 12        13         -7%
Other Therapeutic Areas                 125       129        -11%

 *   excludes effects of currency fluctuations

 First quarter 1995 reported sales increased 14%. Excluding the favorable effects of currency fluctuations (+8%) due to a weaker U.S. dollar relative to
 European currencies and the impact of product divestitures (-4%), consisting principally of the Company's U.S. and Canadian over-the-counter businesses, sales increased 10%. Volume increases, including new product presentations, and the net favorable effect of higher prices in Europe and in the U.S. (prescription pharmaceuticals and plasma proteins) contributed 7 and 3 percentage points of underlying sales growth, respectively.

Sales by geographic area were as follows:
                                         1Q95     1Q94             %
                                         Sales      Sales       Change (*)
                                      ------------------------------------------
                                                (in millions)
U.S.                                     $208        $213          11%
                                       ---------------------------------------
France                                    381         310           8%
Other Europe                              274         237           4%
Rest of World                             129         111          29%
                                        ---------------------------------------
 Total Non-U.S.                           784         658          10%
                                        --------------------------------------
 Total Sales                             $992        $871          10%
                                        ======================================

  *   excludes effects of currency fluctuations and product divestitures.

Excluding prior year sales of the Company's U.S. over-the-counter business which was sold in late 1994, sales in the United States increased quarter-on-quarter. Sales increases in the United States reflected growth of the Company's prescription pharmaceuticals (Azmacort(R), Lovenox(R) and Dilacor(R) XR) and its plasma proteins (Albuminar(R) and Factor VIII offerings). Sales in France, the Company's largest market, included sales of new products Granocyte(R), for chemotherapy-induced neutropenia, and the quinolone antibiotic Zagam(TM), launched in that market in the 1994 first and third quarters, respectively. In Other European markets, sales of prescription pharmaceuticals in Germany and Italy recovered from the prior year by approximately 8% in each market while ethical product sales in the U.K. (-7%) continued to be impacted by generic competition. Sales increases in Central and Eastern Europe contributed to the modest sales improvement in the Other Europe region. Higher sales of anti-infectives in South America and Africa and improved sales in Japan (particularly of Maalox(R) and calcitonins) compared with the prior year which was affected by government-imposed price reductions drove sales growth in the Rest of World area.

Sales of Clexane(R)/Lovenox(R) in the U.S., France and Germany led sales of cardiovascular products. Higher sales were also recorded by Dilacor(R) XR in the U.S. and Selectol(R)/Selecor(R) in France and the United States. During the first quarter, Lovenox(R), available in the U.S. since 1993 for the prevention of deep vein thrombosis following hip replacement surgery, was approved by the FDA for use in the U.S. following knee replacement surgery. Dilacor(R) XR, a calcium channel blocker available in the U.S. since 1992 for the treatment of hypertension, was recently approved by the FDA for the management of chronic stable angina. Dilacor(R) XR faces loss of U.S. FDA exclusivity in mid-1995 although management does not currently anticipate sales erosion in 1995 from generic intrusion.

Anti-infectives' sales growth reflected the acceptance of the quinolone antibiotic
Zagam(TM) in France and continued growth of antibiotics in South American and Asian countries. Increased sales of oncology products were driven by sales of Granocyte(R) in France, Germany and certain other European markets.

Plasma proteins posted sales increases during the quarter. In the U.S., Albuminar(R) and the recombinant Factor VIII offerings Helixate(R) and Bioclate(R) performed well although U.S. sales of Monoclate-P(R) were slightly below the prior year. Sales of Monoclate-P(R) and Mononine(TM) were higher in Europe and in Brazil. In the first quarter, the Company initiated a voluntary withdrawal of certain of its immune globulin offerings in U.S. in response to the FDA's industry-wide request that such products undergo a new testing technique. This action had a moderate negative impact on first quarter Gammar(R) IV sales, but is not expected to significantly affect future immune globulin sales. The Company's Armour Pharmaceutical Company subsidiary has recently received U.S. and European regulatory approvals to form a 50/50 joint venture in the global plasma proteins business with Behringwerke AG, a subsidiary of Germany's Hoechst AG. The global joint venture is expected to become operational later in 1995.

In the central nervous system/analgesia therapeutic area, sales of Doliprane(R) improved modestly in France. Imovane(R)/Amoban(R) also experienced sales growth in European markets and in Canada.

Sales of bone metabolism/rheumatology products, particularly calcitonins, improved from a low prior year base. Calcitonin product sales were higher in the U.S. and Japan, but, as anticipated, continued to decline in Italy and Spain due to restrictive government programs. Full-year calcitonin sales are expected to be slightly below 1994 sales. Sales of Orudis(R)/Profenid(R)/Oruvail(R) declined modestly as the impact of lower sales in France and Italy was partially offset by higher sales in South America and Asia. Menorest(R), a hormone replacement skin patch for treatment of post menopausal symptoms and the prevention of osteoporosis, was launched in the Netherlands in the first quarter;
marketing approvals have been received in France and several other European markets.

Maalox(R) recorded good performance in European markets, particularly in France, Germany and Poland. Strong sales gains were also registered in Japan, where Maalox(R) granules were launched at the end of 1994. In January 1995, the Company completed the transfer of its Canadian Maalox(R) product rights to Ciba-Geigy Limited ("Ciba"); the Company's U.S. rights were transferred to Ciba in December 1994. First quarter 1994 reported sales included approximately $20 million of U.S. and Canadian Maalox(R) sales.

Increased sales of respiratory products reflected higher Azmacort(R) sales as compared to the first quarter of 1994 which had been negatively impacted by trade inventory reductions. Azmacort(R) experienced good prescription growth during the first few months of 1995. Three-month sales of Nasacort(R) were impacted by a competitive entry and remained level with the prior year quarter.

Operating Income
                           Three Months         Three Months
                              Ended      % of      Ended        % of     Total
                        March 31, 1995   Sales  March 31, 1994   Sales  Change
                        ------------------------------------------------------
                                              (in millions)
Gross margin               $648.3        65.3%     $577.3       66.3%      12%
Selling, delivery and
administrative              348.8        35.2       318.4       36.6       10
Research and  development   156.7        15.8       129.1       14.8       21
Operating income            142.8        14.4       129.8       14.9       10

Quarter-on-quarter, operating income margin declined one-half of one percentage point due to higher cost of sales and an increased investment in research and development, partially offset by reduced selling, delivery and administrative expenses as a percentage of sales. Gross margin declined one percentage point in 1995 as a result of unfavorable product mix stemming from higher sales of lower margin products. The effects of unfavorable mix were partially mitigated by favorable changes in price. Despite increased expenses in support of new markets in Central Europe and South America and in Japan, commercial expenses were lower as a percentage of sales, particularly in the U.S. pharmaceuticals business and in Germany. The absence in 1995 of advertising and promotion activities associated with the Company's North American over-the-counter businesses also favorably impacted the ratio to sales. On a basis which excludes the effects of currency fluctuations, the Company's investment in research and development activities increased 12% quarter-on-quarter.

In June 1994, the Company recorded a $121 million charge related to a global restructuring plan. The plan, which is expected to be completed in 1995, is intended to contribute to management's objective to reduce the Company's cost base (exclusive of research and development expenditures) as a percentage of sales. For the quarter ended March 31, 1995, cash outlays associated with the plan totaled $14 million; asset writeoffs were not significant. As of March 31, 1995, the Company's workforce had been reduced by over 700 positions as a result of the 1994 restructuring.

In 1993, the Company recorded charges of $94 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. First quarter 1995 cash outlays associated with the 1993 program totaled $2 million; asset writeoffs were not significant.
As of March 31, 1995, over 650 positions had been affected by the 1993 program.

Interest, Other (Income)Expense, and Taxes

Net interest expense declined 10% to $11 million due principally to lower average worldwide net debt balances, partially offset by higher average interest rates in the United Kingdom and the United States. Higher U.S. short-term interest rates also gave rise to an increase in first quarter 1995 preferred dividends.

Gains on sales of assets, including assets related to the Company's Canadian over-the-counter business and certain European product rights, approximated $50 million ($.25 per share) for the quarter ended March 31, 1995. Similar gains totaled $4 million ($.02 per share) in the comparable 1994 quarter.

In the 1995 first quarter, the Company recorded certain charges of $38 million ($.21 per share), including $13 million ($.06 per share) of acquired research and development expense related to an additional investment in Applied Immune Sciences, Inc. ("AIS") and $25 million ($.15 per share) related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation.

The Company's first quarter effective tax approximated 31% in 1995 compared with 29% in 1994 as a result of reduced tax benefits from Puerto Rico operations and certain asset sales/writeoffs.


Financial Condition

Cash Flows

First quarter 1995 operating activities used cash of $4 million as compared with first quarter 1994 operating activities which provided cash of $126 million. The reduction in 1995 operating cash flows reflects higher outlays for income taxes, working capital needs and restructuring activities. First quarter 1995 income tax payments in the U.S. approximated $74 million and included a $42 million tax payment related to the Ciba transaction. Cash outlays related to restructuring activities approched $16 million during the quarter. Operating cash outflows also included $32 million associated with activities to minimize the Company's exposure to exchange rate changes on certain foreign currency-denominated intercompany financing arrangements; management anticipates that a corresponding cash inflow will be realized in the 1995 second quarter.

The increase in cash outflows for investing activities reflected higher capital expenditures in the first quarter of 1995. The effect of higher proceeds from sales of assets, including the Company's Canadian over-the-counter business and certain European product rights, was counterbalanced by cash outflows of $58 million associated with certain investments in technologies, including $21 million related to the acquisition of an additional interest in AIS, and payments of $20 million related to the purchase of certain product rights.

Cash used in financing activities decreased $65 million quarter-on-quarter due, in part, to increased short-term borrowings. Cash outlays in the first quarter of 1994 included open market common share repurchases for the Employee
Benefits Trust totaling $40 million. Cash dividends paid to common shareholders were $40 million ($.30 per share) as compared with $38 million in 1994 ($.28 per share). In April 1995, the Board of Directors declared a second quarter cash dividend of $.30 per share payable May 31, 1995 to holders of record on May 10, 1995.

Liquidity

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio increased to .20 to 1 at March 31, 1995 from .17 to 1 at December 31, 1994 principally as a result of increased borrowings. The ratio of current assets to current liabilities was
1.54 to 1 compared to 1.51 to 1 a year ago.

At April 30, 1995, the Company has committed lines of credit totaling $1.2 billion with approximately $38 million of borrowings outstanding under these lines. Of the $1.2 billion, $400 million relates to a long-term revolving credit facility unconditionally guaranteed by RP; the amount available under this facility reduces by $200 million per year until expiration of the facility in 1997; on April
30, an additional $100 million of the facility expired. In a separate agreement with RP related to the issuance of MAPS, the Company must maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company has an additional $800 million available under several multicurrency line of credit agreements expiring principally in the next five years. At March 31, 1995, the Company had the ability and intent to renew, or to refinance under such facilities, approximately $305 million of short-term third party borrowings for at least one year. Accordingly, this amount has been classified as long-term debt.

Pursuant to a shelf registration, the Company has the ability to issue an additional $325 million in public debt securities and/or preferred shares. Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative new therapies and maximize the benefits of new business alliances. The Company will continue to explore new strategic business alliances as such opportunities arise.

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 8 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of this Form 10-Q.

PART II.    OTHER INFORMATION


ITEM 1.     Legal Proceedings
        ---------------------------

Diethylstilbestrol ("DES") Litigation

There are approximately two hundred and fifty legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES and living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United States District Court for the Northern
District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants. Class certification was denied on February 27, 1995.
  All pending
cases are currently being defended by insurance carriers, sometimes under a reservation of
rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH
("Nattermann") with respect to DES-related legal actions brought against certain of its former U.S.
subsidiaries. Under the terms of the 1990 Acquisition Agreement with Rhone-Poulenc S.A.
("RP"), RP is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million. The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.


AHF Litigation

There are approximately two hundred and seventy-two lawsuits in the United States, seven in
Canada and fifty-five in Ireland pending against the Company's Armour Pharmaceutical Company
("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by
Armour in the early and mid-1980s; none of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately one hundred and three cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately
$2 million. Armour believed this verdict to be inconsistent with evidence specific to the case and, accordingly, filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court denied both motions and Armour has appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. The appeal has been argued and awaits decision. Regardless of the outcome of this case, and because the facts vary widely in such cases, the Company does not view this verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State
Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision has been appealed by plaintiff to the state appellate court in Louisiana and was argued in March 1995. Additionally, in November 1993, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980's were not negligent as alleged and accordingly were not liable to the claimant. In March 1995, the United States Court of Appeals for the Seventh Circuit granted the plaintiffs' appeal in this action and remanded the case for a new trial because of improper closing argument by counsel for one of the defendants. That re-trial has not yet been scheduled. Armour reasonably expects that other cases will proceed to trial in the future.

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

As the facts in each individual lawsuit vary widely, Armour does not believe that class action status is warranted in the Wadleigh action. In December 1994, Armour and the other fractionator/defendants in Wadleigh filed a petition for a writ of mandamus in the Seventh Circuit Court of Appeals in Chicago seeking to have the class certification order vacated. In March 1995, the Court of Appeals granted the writ of mandamus in a two-to-one decision and directed the District Court to decertify the plaintiff class. The plaintiffs thereafter filed a petition for rehearing and suggestion for rehearing en banc with the Court of Appeals. Plaintiffs' petition for rehearing was denied on April 27, 1995. Barring the filing by the plaintiffs of a petition for certiorari to the United States Supreme Court, the negligence class previously certified by the District Court in Wadleigh will be decertified.

In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the National Hemophilia Foundation, concerning the issue of assistance for U.S. hemophiliacs infected with HIV. Armour and Baxter Healthcare Corporation ("Baxter") reached a tentative settlement with attorneys representing claimants in the purported class-action lawsuits pending against the respective companies and submitted a Memorandum of Understanding to the Court in that regard on August 2, 1994. However, as a result of the Court's August 5, 1994 statements with respect to class certification in Wadleigh, plaintiffs' counsel withdrew their recommendation concerning the settlement. Armour will continue to vigorously defend its position in all cases and claims brought against it.

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

Certain Contract Litigation

Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related breach of contract lawsuits initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation

(collectively, "BM"), seeking compensatory damages. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol. RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. The Company believes that the claims asserted by BM are without merit and RPRP intends to vigorously defend its position.

Antitrust Litigation

The Company has been named as a defendant in 101 antitrust lawsuits. It is presently a party to six state court actions pending in California, and one each in Wisconsin, Alabama, Washington and Minnesota. Additionally, the
Company has been named in 91 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). The cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that certain pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. One suit alleges injury to a proposed class of California residents who are consumers of brand name prescription products
. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; four of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class has been given and the opt-out period ended March 10, 1995.

The Company believes that these claims are without merit and it intends to vigorously defend these lawsuits.

Patent and Intellectual Property Litigation


In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe
U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor(R)XR product. In January 1995, the ITC Administrative Judge ruled that Dilacor XR does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable.
An appeal has been taken and a decision by the Commission is expected in June 1995.

The Company is a plaintiff in a patent infringement lawsuit with Chiron Corporation filed in the
United States District Court in California involving the patent licensed exclusively to the Company by the Scripps Research Institute ("Scripps") covering the anti-hemophilic Factor VIII:C. The
Court is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the six to twelve months after the
 Court's decision on
the summary judgment motions.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders
         --------------------------------------------------------------
At the Annual Meeting of Shareholders held on April 25, 1995, the four nominees to the Board of
Directors were elected to three-year terms ending in 1998 and the selection of independent accountants for 1995 was ratified.

The adoption of a new equity compensation plan was approved with 119,043,549 votes for,
5,527,788 votes against and 8,988,151 abstentions.


ITEM 6.     Exhibits and Reports on Form 8-K
          ------------------------------------
a.  Exhibits


      11     Statement re computation of earnings per common share.
      15     Letter re unaudited interim financial information.
      27     Financial Data Schedule.


b.      Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated February 22, 1995 announcing the agreement between Armour Pharmaceutical Company and Behringwerke AG to form a plasma proteins business joint venture.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                RHONE-POULENC RORER INC.
                               -------------------------------------------------
                                                     (Registrant)






May 12, 1995                              /s/ PATRICK LANGLOIS
- -----------------                 -----------------------------------------
                                              Patrick Langlois
                                              Senior Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS





Exhibit No.                                                        Page
- -----------                                                      -------


  11    Statement re computation of earnings
          per common share.                                         26
  15    Letter re unaudited interim financial information.          27
  27    Financial Data Schedule                                     28