Form 10-Q
period 1995-06-30
RHONE POULENC RORER INC
filed 1995-08-14
CIK 217028

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER 1-5851

                            RHONE-POULENC RORER INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

COMMONWEALTH OF PENNSYLVANIA                                          23-1699163
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                                            19426-0107
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL                                                 (ZIP CODE)
EXECUTIVE OFFICES)
                                 (610)454-8000
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

139,212,012 SHARES AS OF JULY 31, 1995.

THE EXHIBIT INDEX IS LOCATED ON PAGE 27.

                            RHONE-POULENC RORER INC.

                               TABLE OF CONTENTS
                            ------------------------

                                                                Page
                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial statements:

Report of Independent Accountants                                   3

Condensed Consolidated Statements of Income (Loss)                  4

Condensed Consolidated Balance Sheets                               5

Condensed Consolidated Statements of Cash Flows                     6

Notes to Condensed Consolidated Financial Statements             7-12

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                    13-19



                          PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                      20-24

Item 6.  Exhibits                                                  25

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income (loss) and cash flows for the three and six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended appearing in the Company's Form 8-K dated August 14, 1995. Those financial statements were prepared to give effect to the acquisitions from Rhone-Poulenc S.A. of Cooperation Pharmaceutique Francaise and a Brazilian pharmaceutical business in the second quarter of 1995. The acquisitions of these entities under common control were treated for accounting purposes in a manner similar to a pooling of interests as described in Note 2. In our report, which includes an explanatory paragraph on the Company's change in its method of accounting for income taxes in 1992, dated January 20, 1995 except for the transactions described in Note 2 for which date is August 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           /s/  COOPERS & LYBRAND L.L.P.
                                           -----------------------------
                                                COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
August 14, 1995

                       PART I.    FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------


                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            (Unaudited - amounts in millions except per share data)


                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                          -----------------------    ----------------------
                                                        Restated                   Restated
                                             1995         1994         1995          1994
                                          ---------    ----------    ---------    ---------

Net sales..............................    $1,241.3     $1,064.6     $2,339.7    $ 1,946.6

Cost of products sold..................       427.7        375.7        831.7        673.8

Selling, delivery and administrative
 expenses..............................       474.8        402.4        861.6        725.9

Research and development expenses......       184.3        147.5        343.0        276.8

Restructuring and other charges........          --        121.2           --        121.2
                                           ---------    ---------    ---------    ---------

    Operating income...................       154.5         17.8        303.4        148.9

Interest expense - net.................        12.4         11.5         23.0         23.3

(Gain) loss on sale of assets..........          --          0.1        (49.5)        (4.0)

Other expense - net....................        10.8         14.1         59.8         26.3
                                           ---------    ---------    ---------    ---------

    Income (loss) before income taxes..       131.3         (7.9)       270.1        103.3

Provision for income taxes.............        39.9         (8.6)        83.5         23.9
                                           ---------    ---------    ---------    ---------

    Net income.........................        91.4          0.7        186.6         79.4

Dividends on preferred stock...........        (5.7)        (4.7)       (11.4)        (8.9)
                                           =========    =========    =========    =========

    Net income (loss) available to
     common shareholders...............    $   85.7     $   (4.0)    $  175.2     $   70.5
                                           =========    =========    =========    =========

    Earnings (loss) per common share...    $    0.64
                                           =========

    Earnings (loss) per common share,
         pro forma.....................                 $   (0.05)   $    1.29    $    0.49
                                                        =========    =========    =========

Cash dividend per common share.........    $    0.30    $    0.28    $    0.60    $    0.56

Average common shares outstanding......       134.2        135.6        134.1        136.1

    See accompanying Notes to Condensed Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - dollars in millions)

                                                                                          Restated
                                                                       June 30,         December 31,
                                                                         1995               1994
                                                                      ---------         ------------
ASSETS
Current:
      Cash and cash equivalents...............................        $   32.1            $  118.8
      Short-term investments..................................            11.8                  --
      Trade accounts and notes receivable, less reserves
      of $78.9 (1994: $78.6)..................................           777.4               812.1
      Inventories.............................................           699.3               612.5
      Other current assets....................................           616.7               543.3
                                                                      --------            --------
           Total current assets...............................         2,137.3             2,086.7

Time deposits, at cost........................................            43.6                55.8
Property, plant and equipment, net of accumulated
   depreciation of $1,250.5 (1994: $1,111.1)..................         1,279.2             1,199.8
Goodwill, net of accumulated amortization of $223.6
      (1994: $210.2)..........................................           766.2               705.9
     Intangibles, net of accumulated amortization of $123.7
      (1994: $121.2)..........................................           201.8               170.5
Other assets                                                             588.0               433.6
                                                                      --------            --------
           Total assets.......................................        $5,016.1            $4,652.3
                                                                      ========            ========

LIABILITIES
Current:
      Short-term debt.........................................        $  254.1            $  127.8
      Accounts payable........................................           484.0               470.5
      Other current liabilities...............................           745.8               896.7
                                                                      --------            --------
           Total current liabilities..........................         1,483.9             1,495.0
Long-term debt................................................           584.4               439.9
Deferred income taxes.........................................            43.6                31.6
Other liabilities, including minority
 interests....................................................           880.4               575.4
                                                                      --------            --------
           Total liabilities..................................         2,992.3             2,541.9

Contingencies

SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par value
   (liquidation preference $1,000 per share); authorized,
   issued and outstanding 225,000 shares......................           225.0               225.0
Money market preferred stock, without par value
   (liquidation preference $100,000 per share); authorized,
   issued and outstanding 1,750 shares........................           175.0               175.0
Common stock, without par value; stated value $1 per
   share; authorized 200,000,000 shares; issued and
   outstanding 134,184,366 shares (1994: 134,095,649 shares)..           139.2               139.1
Capital in excess of stated value.............................           141.4               412.2
Retained earnings.............................................         1,498.4             1,403.7
Employee Benefits Trust.......................................          (185.7)             (185.7)
Cumulative translation adjustments............................            30.5               (58.9)
                                                                      --------            --------
           Total shareholders' equity.........................         2,023.8             2,110.4
                                                                      --------            --------
           Total liabilities and shareholders' equity.........        $5,016.1            $4,652.3
                                                                      ========            ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - dollars in millions)

                                                         Six Months Ended
                                                              June 30,
                                                     ---------------------------
                                                                        Restated
                                                       1995               1994
                                                     -------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities..     $ 136.3             $ 258.7


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................      (122.9)              (86.5)
Businesses acquired.............................      (185.0)                 --
Purchase of investments/product rights..........      (110.6)              (20.9)
Proceeds from sale of assets....................        84.0                 6.9
Net investment hedging, net.....................        (9.2)              (23.2)
                                                     -------             -------
Net cash used in investing activities...........      (343.7)             (123.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Long-term debt, net..........................        64.4               (16.9)
   Short-term debt, net.........................       143.8                30.0
Issuances of common stock.......................         1.8                 1.1
Shares repurchased for Employee Benefits Trust..          --               (60.0)
Dividends paid..................................       (91.9)              (84.8)
                                                     -------             -------
   Net cash provided by (used in) financing
   activities...................................       118.1              (130.6)
Effect of exchange rate changes on cash.........         2.6                 2.6
                                                     -------             -------
Net increase (decrease) in cash
 and cash equivalents...........................       (86.7)                7.0
Cash and cash equivalents at beginning of year..       118.8                35.4
                                                     -------             -------
Cash and cash equivalents at June 30............     $  32.1             $  42.4
                                                     =======             =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            RHONE-POULENC RORER INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.-  RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented.

The statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K. The Annual Report on Form 10-K for the year 1994 and the Company's restated financial statements for the year ended December 31, 1994 as filed on a Current Report on Form 8-K dated August 14, 1995 are on file with the Securities and Exchange Commission and should be read in conjunction with these condensed consolidated financial statements.

NOTE 2.-  ACQUISITIONS

In the 1995 second quarter, Rhone-Poulenc Rorer Inc. acquired from Rhone-Poulenc S.A. ("RP") the businesses of Cooperation Pharmaceutique Francaise ("Cooper"), primarily in France, and a pharmaceutical business in Brazil for cash and preferred stock of a French subsidiary aggregating approximately $270 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating 645 million French francs and pay dividends of 7.5% per annum on a stated value of 145 million French francs. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

The acquisitions of these entities under common control were treated for accounting purposes on an "as-if pooling" basis and, accordingly, the Company has restated its first quarter 1995 and full year 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 and January 1, 1994, respectively. The effect of restatements in periods prior to 1994 was not material. The assets and liabilities of the acquired businesses were recorded by the Company at the carrying values used by RP as of the restatement dates. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions.

NOTE 3.-  RESTRUCTURING AND OTHER CHARGES

In June 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan that is expected to be completed in 1995. Annual pretax savings associated with the plan approximated $20.0 million in 1994 and should grow to over $50.0 million in 1996. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%; as of June 30, 1995, the Company's workforce had been reduced by more than 850 employees. To-date, cash outlays related to the plan have totaled $61.2 million and are expected to exceed $90.0 million. Cash outlays for the three and six month periods ended June 30, 1995 have approximated $13.4 million and $27.1 million, respectively. Asset writeoffs in conjunction with certain production facilities have totaled $21.9 million, including $2.5 million during the six months ended June 30, 1995.

A rollforward of the remaining 1994 restructuring provision from December 31, 1994 is as follows:

                                  PAYMENTS/   TRANSLATION
                    DECEMBER 31,    ASSET     ADJUSTMENTS/  JUNE 30,
                        1994      WRITEOFFS      OTHER        1995
                    ------------------------------------------------
                                 (Dollars in millions)

Social costs.....   $   52.8      $  (23.9)   $   6.3       $   35.2
Third parties....        8.4          (3.2)       0.4            5.6
Asset writeoffs..        8.2          (2.5)       0.1            5.8
                    ------------------------------------------------
    Total........   $   69.4      $  (29.6)   $   6.8       $   46.6
                    ================================================

In 1993, the Company recorded charges of $93.8 million for the cost of certain restructuring and manufacturing streamlining programs, principally in Europe, and increased provisions for certain litigation. The programs include a plan to divest a portion of a manufacturing facility in Monts, France by the end of 1995. Total workforce reductions associated with the plan will approximate 800 positions; as of June 30, 1995, the Company's workforce had been reduced by over 650 employees relative to these activities.

A rollforward of the remaining 1993 restructuring provision from December 31, 1994 is as follows:

                                   PAYMENTS/   TRANSLATION
                     DECEMBER 31,    ASSET     ADJUSTMENTS/  JUNE 30,
                         1994      WRITEOFFS      OTHER        1995
                    -------------------------------------------------
                                    (Dollars in millions)
Social costs.....    $   12.2      $   (4.0)   $   0.8       $    9.0
Asset writeoffs..         9.0          (1.4)       0.8            8.4
                    -------------------------------------------------
    Total........    $   21.2      $   (5.4)   $   1.6       $   17.4
                    =================================================

NOTE 4.-  GAIN ON SALE OF ASSETS AND OTHER EXPENSE - NET

Pretax gains from the sale of assets totaled $49.5 million ($.25 per share) for the six months ended June 30, 1995 and included gains on the sale of assets related to the Company's Canadian over-the-counter business to Ciba-Geigy Limited and the sale of certain European product rights during the 1995 first quarter.

Other expense-net for the six months ended June 30, 1995 included $13.0 million ($.06 per share) of acquired research and development expense related to an additional investment in Applied Immune Sciences, Inc. and pretax charges of $25.4 million ($.15 per share) related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation, recorded in the first quarter.

NOTE 5.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date reported effective tax rate approximated 31% in 1995 compared with 23% in 1994. The current year rate was affected by reduced tax benefits from Puerto Rico operations and certain asset sales/writeoffs. The 1994 year-to-date effective tax rate was favorably impacted by non-recurring restructuring charges.

NOTE 6.-  INVENTORIES

Inventories consisted of the following:


                                                           DECEMBER 31,
                                          JUNE 30,            1994
                                           1995             (RESTATED)
                                        -----------      ---------------
                                             (Dollars in millions)
Finished goods................          $   293.5          $  323.2
Work in process...............              169.0             125.0
Raw materials and supplies....              236.8             164.3
                                        ---------          --------
                                        $   699.3          $  612.5
                                        =========          ========

NOTE 7.-  SHAREHOLDERS' EQUITY

                                      MARKET         MONEY
                                      AUCTION        MARKET       COMMON      CAPITAL IN                    EMPLOYEE     CUMULATIVE
                                     PREFERRED      PREFERRED    SHARES AT     EXCESS OF      RETAINED      BENEFITS     TRANSLATION
                                       SHARES         STOCK     STATED VALUE  STATED VALUE    EARNINGS       TRUST       ADJUSTMENT
                                     ---------      ---------   ------------  ------------    --------      --------     -----------
                                                                     (Dollars in millions)
Balance, December 31, 1994...          $225.0       $175.0        $139.1       $ 412.2        $1,403.7       $(185.7)       $(58.9)

Net income...................                                                                    186.6

Cash dividends, $.60 per
   common share..............                                                                    (80.5)

Dividends on preferred
   stock.....................                                                                    (11.4)

Adjustment of capital
   contributions for
   acquisition liabilities...                                                   (273.2)

Issuance of shares under
   employee benefit
   plans.....................                                        0.1           2.4

Translation adjustments,
   net of $7.5  million
   reductions due to
   hedging activities........                                                                                                 89.4
                                       ------       ------        ------       -------        --------       -------        ------
Balance, June 30, 1995.......          $225.0       $175.0        $139.2       $ 141.4        $1,498.4       $(185.7)       $ 30.5
                                       ======       ======        ======       =======        ========       =======        ======

As discussed in Note 2, the Company has restated its 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 and January 1, 1994, respectively. The assets and liabilities of the acquired businesses were recorded by the Company at the carrying values used by RP as of the restatement dates and the value of net assets acquired was reflected in capital in excess of stated value as a capital contribution from RP. In 1995, the Company reduced capital in excess of stated value to reflect the purchase obligation related to the acquisition transactions of approximately $270 million.

  NOTE 8.-  RELATED PARTY TRANSACTIONS

  Receivables from Rhone-Poulenc S.A. and affiliates at June 30, 1995 included $10.5 million in accounts receivable from sales of products to RP and $53.6 million classified as other current assets.

  Accounts payable related to the purchase of materials and services from RP were $12.1 million at June 30, 1995; accrued and other liabilities due to RP totaled $21.8 million.

  As of June 30, 1995, the Company had $135.1 million short-term and $60.8 million long-term debt outstanding with RP.

  Sales to RP totaled $8.0 million in the second quarter and $ 16.5 million for the six-month period; services purchased from and interest paid to RP totaled $9.7 million in the second quarter and $19.2 million for the first half of 1995. For the comparable 1994 periods, sales to RP were $6.5 million and $14.0 million, respectively. Services purchased from and interest paid to RP totaled $9.0 million and $18.0 million, respectively.

  In the 1995 second quarter, the Company acquired Cooper and a pharmaceutical business in Brazil from RP for cash and preferred stock of an RPR subsidiary aggregating approximately $270 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating 645 million French francs (approximately $130 million) and pay dividends of 7.5% per annum on a stated value of 145 million French francs. See Note 2.

  NOTE 9.-  CONTINGENCIES

  The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 358 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. Armour has also been named as a defendant in six proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to
                                              -- -----
  diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions in the U.S. alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers; (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving another company's bisphosphonate compound and the Company's licensed product Lozol(R); and (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at three sites on the U.S. National Priority List created by Superfund legislation.

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

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           -------------------------------------------------------------
           AND FINANCIAL CONDITION
           -----------------------

  Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") is one of the largest research-based pharmaceutical companies in the world. RPR was formed in 1990 by the combination of Rorer Group Inc. and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. ("RP"), based in Paris, France. RP owns approximately two-thirds of RPR's common stock and controls the Company.

  In the 1995 second quarter, RPR acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper"), with operations primarily in France, and a pharmaceutical business in Brazil. The acquisitions of entities under common control were treated for accounting purposes on an "as-if pooling" basis and, accordingly, RPR has restated its first quarter 1995 results and full year 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 and January 1, 1994, respectively. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions. The discussion that follows reflects the effect of such restatements.

  RESULTS OF OPERATIONS (THREE AND SIX MONTHS ENDED JUNE 30, 1995 VERSUS COMPARABLE 1994 PERIODS)

  On sales of $1,241 million, net income available to common shareholders for the second quarter of 1995 was $86 million ($.64 per common share) as compared with a net loss of $4 million ($.05 per common share) in the 1994 second quarter. Net income for the first half of 1995 was $175 million ($1.29 per common share) as compared with $71 million ($.49 per common share) in 1994. Results for the 1994 three- and six-month periods included pretax restructuring charges of $121 million ($.58 per common share). Results for the first six months of 1995 included a $.04 per share benefit from the net effects of asset sales and certain one-time charges recorded in the first quarter. The comparable prior year-to-date period included $.02 per share of gains on sales of assets.

  SALES

  In the table and discussion which follows, percentage comparisons of sales are presented excluding the effects of currency fluctuations unless otherwise noted.


                                          THREE MONTHS                     SIX MONTHS
 THERAPEUTIC AREA/PRINCIPAL OFFERINGS     ENDED JUNE 30,                  ENDED JUNE 30,
                                         ----------------                ----------------
                                                 RESTATED                        RESTATED
           ($ in millions)               1995      1994     % CHANGE*    1995      1994     % CHANGE*
---------------------------------------------    --------   ---------   ------   --------   ---------

Clexane(R)/Lovenox(R).............      $  76      $  51       34%      $ 142     $  97         31%
Dilacor(R) XR.....................         25         23       10%         44        38         15%
Lozol(R)/indapamide...............         16         16       -2%         27        29         -7%
Selectol(R)/Selecor(R)............         18         14       16%         34        25         22%
TOTAL CARDIOVASCULAR..............        236        198        9%        431       365          8%

Zagam.............................          6          0       --          17        --         --
Granocyte(R)......................         12          4       --          21         5         --
TOTAL ANTI-INFECTIVES/ONCOLOGY....        170        132       18%        340       261         20%

Albuminar(R)......................         55         40       29%         98        75         26%
Monoclate-P(R)/Factor VIII........         53         37       37%        105        73         38%
TOTAL PLASMA PROTEINS.............        150        118       21%        285       227         20%

Doliprane(R)......................         37         23       37%         66        45         28%
Imovane(R)/Amoban(R)..............         32         21       38%         60        41         30%
TOTAL CNS/ANALGESICS..............        149        113       19%        279       220         15%

Maalox(R)                                  45         56      -26%         82       103        -26%
TOTAL GASTROINTESTINAL............         96        109      -19%        188       210        -17%

Calcitonins.......................         28         23        9%         51        41         14%
Orudis(R)/Profenid(R)/Oruvail(R)..         53         49        3%        101        93          1%
TOTAL BONE METABOLISM/
      RHEUMATOLOGY................         98         85        6%        183       159          5%

Azmacort(R).......................         51         41       24%         80        55         47%
Nasacort(R).......................         24         27      -10%         34        37         -7%
TOTAL RESPIRATORY.................        120        109        7%        204       174         13%

DDAVP(R)                                   23         18       26%         35        31         12%
OTHER THERAPEUTIC AREAS...........        222        201       --         430       331         18%

  *   Percentage change calculation excludes effects of currency fluctuations.

  Second quarter 1995 reported sales increased by 17%. Excluding the favorable effects of currency fluctuations (+9%) due to a weaker U.S. dollar relative to other currencies and the impact of product divestitures (-4%), consisting principally of the Company's U.S. and Canadian over-the-counter businesses, sales increased by 12%. Volume increases (+10%), including new product presentations, and the net favorable effect of higher prices (+2%) in Europe and in Japan contributed to underlying quarterly sales growth. For the first six months of 1995, reported sales increased by 20%. On a basis excluding currency fluctuations and product divestitures, sales growth was 15%, including 4% from the inclusion of six months of Cooper sales in 1995 results as compared with three months in 1994. Net price changes in Europe and in the U.S. (prescription pharmaceuticals and plasma proteins) contributed 3 percentage points to year-to-date sales growth.

  Sales by geographic area were as follows:

                     THREE MONTHS                  SIX MONTHS ENDED
                        ENDED                          JUNE 30,
                       JUNE 30,
                 ------------------               -------------------
                            RESTATED       %                RESTATED      %
($ in millions)     1995      1994      CHANGE*    1995       1994     CHANGE*
                    ====    ========    =======    ====     ========   =======
U.S............    $  292    $  289       13%    $  500    $  502        12%
                   ------    ------     ----     ------    ------      -----
France.........       463       358       12%       910       668        19%
Other Europe...       289       241        7%       564       478         6%
Rest of World..       197       177       16%       366       299        29%
                   ------    ------     ----     ------    ------      ----
Total Non-U.S.        949       776       12%     1,840     1,445        17%
                   ------    ------     ----     ------    ------      ----
Total Sales....    $1,241    $1,065       12%    $2,340    $1,947        15%
                   ======    ======     ====     ======    ======      ====

  * Percentage change calculation excludes effects of currency fluctuations and product divestitures.

  On a basis excluding prior year sales of the Company's U.S. over-the-counter business which was sold at the end of 1994, sales in the U.S. increased during the second quarter and first half of 1995. U.S. sales increases were due to growth of the Company's prescription pharmaceuticals (Azmacort(R), Lovenox(R) and DDAVP(R)) and plasma proteins (Albuminar(R) and recombinant Factor VIII offerings). Quarterly and year-to-date sales increases in France, the Company's largest market, reflected improved sales of Doliprane(R) and Clexane(R)/Lovenox(R) as well as sales of the new products Zagam and Granocyte(R). Year-to-date 1995 sales in France also benefited from the inclusion of six months of Cooper sales as compared to three months in 1994. In Other European markets, sales of prescription pharmaceuticals continued to recover over the prior year periods in Germany (+13% on a year-to-date basis) and in Italy (+5%), although second quarter growth was at a somewhat lesser pace than earlier in the year. Ethical product sales in the U.K. (-7%) continued to be negatively impacted by generic competition. Sales increases in Central and Eastern Europe added to Other Europe sales growth on a quarterly and year-to-date basis. In the Rest of World area, sales gains were posted for the three- and six-month periods in South American countries, particularly by contributions from Argentina and Brazil, and in Japan which was affected by government-imposed price reductions in 1994.

  In cardiovasculars, Clexane(R)/Lovenox(R) continued to report sales increases in the U.S., France and Germany. Higher sales were also recorded by Dilacor(R) XR in the U.S. and Selectol(R)/Selecor(R) in France. In 1995, both Lovenox(R) and Dilacor(R) XR were approved by the FDA for new indications. Although Dilacor(R) XR lost U.S. FDA exclusivity in mid-1995, management does not anticipate sales erosion in the current year from generic intrusion. On a quarterly and year-to-date basis, total U.S. indapamide product sales were below the prior year as higher sales of the Lozol(R) brand were offset by reduced sales of the generic indapamide.

  Second quarter and six-month sales growth of anti-infectives was driven by continued growth of antibiotics, particularly Flagyl(R), in South America. Sales increases also reflect sales of the new antibiotic Zagam in France; second quarter sales of Zagam were slightly below the prior quarter due in part to a change in labeling resulting from a certain incidence of photosensitivity. Sales contributions from the Company's oncological product Granocyte(R) have more than doubled quarter-on-quarter. The product's largest markets are currently France and Germany although Granocyte(R) has been launched in all European Union countries including a second quarter 1995 introduction in Italy.

  Plasma proteins reported double-digit sales increases for the three- and six-month periods of 1995, including higher sales of Albuminar(R) in the U.S. and Japan. Quarterly and year-to-date sales growth of Factor VIII offerings reflected U.S. sales of the recombinants Helixate(R) and Bioclate(R) and higher sales of Monoclate-P(R) in Europe; U.S. sales of Monoclate-P(R) continued to be below the prior year. European and U.S. sales of Mononine also contributed to plasma proteins' sales growth during the 1995 periods. In the first quarter of 1995, the Company initiated a voluntary withdrawal of certain of its immune globulin offerings in U.S. in response to the FDA's industry-wide request that such products undergo a new testing technique.
  This action had a moderate negative impact on first quarter and six-month Gammar(R) IV sales growth, but is not expected to affect future immune globulin sales. The Company's Armour Pharmaceutical Company subsidiary has received U.S. and European regulatory approvals to form a 50/50 joint venture in the global plasma proteins business with Behringwerke AG, a subsidiary of Germany's Hoechst AG. The global joint venture is expected to be finalized later in 1995.

  The French analgesic Doliprane(R) registered second quarter and six-month sales gains over comparable prior year periods which were affected by weak demand. Imovane(R)/Amoban(R) experienced sales growth during the quarter in European markets and in Japan; Canada also contributed to higher year-to-date sales of the sleeping agent.

  Respiratory product sales increased over the prior year, although at a somewhat lesser rate during the second quarter. Three- and six-month Azmacort(R) sales registered solid improvements over the comparable 1994 periods which were negatively impacted by trade inventory reductions. Current year Nasacort(R) sales were negatively impacted by a competitive entry and declined moderately on a quarterly and year-to-date basis.

  Sales growth of calcitonin products in 1995 has been driven by increased sales of the injectable form in Japan and in the United States and U.S. sales of the generic calcitonin product. Performance in European markets was below the prior year although sales of intranasal calcitonins in Italy showed some improvement in the second quarter. Quarterly sales of the anti-inflammatory Orudis(R)/Profenid(R)/Oruvail(R) were slightly above the prior year period as increases in South American countries exceeded declines in European markets and in Japan. Menorest(R), a hormone replacement skin patch for treatment of post menopausal symptoms and the prevention of osteoporosis, was launched in several European markets during 1995 and has received marketing approvals in France, the U.K. and Australia.

  Maalox(R) recorded good quarterly and six-month performance in European markets, particularly in France, Ireland and Germany. Strong sales gains were also registered in Japan, where Maalox(R) granules were launched at the end of 1994. In January 1995, the Company completed the transfer of its Canadian Maalox(R) product rights to Ciba-Geigy Limited ("Ciba"); the Company's U.S. rights were transferred to Ciba in December 1994. Reported sales for 1994 included approximately $36 million and $65 million of U.S. and Canadian Maalox(R) sales for the quarter and six-month periods, respectively.

OPERATING INCOME

                                       THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                           -------------------------------------------------------------------------------------------------------
                                   1995           1994 (RESTATED)                    1995             1994 (RESTATED)
                           -------------------------------------------------------------------------------------------------------
                                         % OF                 % OF      TOTAL               % OF                  % OF         TOTAL
(IN MILLIONS)                   $       SALES        $       SALES      CHANGE     $        SALES         $       SALES       CHANGE
                             ------     -----     ------     -----      ------  --------    -----     --------    -----       ------

Gross margin...........      $813.6     65.5%     $688.9     64.7%        18%  $1,508.0     64.5%     $1,272.8     65.4%        18%
Selling, delivery and
     administrative....       474.8     38.3       402.4     37.8         18      861.6     36.8         725.9     37.3         19
Research and
     development.......       184.3     14.8       147.5     13.9         25      343.0     14.7         276.8     14.2         24
Operating income.......       154.5     12.4        17.8       NA         NA      303.4     13.0         148.9       NA         NA

  Quarter-on-quarter, on a basis excluding the effect of the 1994 restructuring charge, operating income margin declined due to higher selling, delivery and administrative expenses as a percentage of sales and an increased investment in research and development, partially offset by improved gross margin. Gross margin improvements reflected certain cost reductions and the favorable effects of price. Commercial expenses rose as a percentage of sales as a result of higher selling and promotional expenses in certain European countries (Germany, Italy) and South American markets and increased delivery costs in support of higher volumes.

  On a year-to-date basis, excluding prior year restructuring, operating income margin declined by almost one percentage point due to reduced year-on-year gross margin and higher research and development expense as a percentage of sales. Gross margin was negatively affected by unfavorable product mix and the six-month impact of the lower margin Cooper business; net change in price had a favorable effect on year-to-date gross margin. Six-month selling, delivery and administrative expense ratios benefited from the absence in 1995 of higher advertising and promotion costs associated with the Company's North American over-the-counter businesses.

  In June 1994, the Company recorded a $121 million charge related to a global restructuring plan. For the three- and six-month periods ended June 30, 1995, cash outlays associated with the plan totaled $13 million and $27 million, respectively; asset writeoffs were not significant. As of June 30, 1995, the Company's workforce had been reduced by more than 850 positions as a result of the 1994 restructuring.

  In 1993, the Company recorded charges of $94 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. Year-to-date cash outlays associated with the 1993 program totaled $4 million. As of June 30, 1995, over 650 positions had been affected by the 1993 plan.

  INTEREST, OTHER EXPENSE, AND TAXES

  Net interest expense increased quarter-on-quarter due principally to higher average interest rates in the United States and the United Kingdom. On a year-to-date basis, net interest expense remained below the prior year due to lower worldwide average debt balances; management expects, however, that interest expense in the second half of 1995 will be slightly above the comparable prior year period due, in part, to debt incurred in support of acquired new businesses. Increased preferred dividends for the three and six months of 1995 were due to higher short-term interest rates in the United States.

  Six-month gains on sales of assets reflected $50 million ($.25 per common share) recorded in the first quarter of 1995. These gains included the sale of assets related to the Company's Canadian over-the-counter business and certain European product rights. Similar gains totaled $4 million ($.02 per share) in the comparable 1994 period.

  Other expense-net for the first half of 1995 included charges of $38 million ($.21 per share) recorded in the first quarter, including $13 million ($.06 per share) of acquired research and development expense related to an additional investment in Applied Immune Sciences, Inc. ("AIS") and $25 million ($.15 per share) related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation.

  The Company's year-to-date reported effective tax approximated 31% in 1995 compared with 23% in 1994. The current year rate was affected by reduced tax benefits from Puerto Rico operations and certain asset sales/writeoffs while the prior year effective tax rate was favorably impacted by non-recurring restructuring charges.

  On a basis excluding gains on sales of assets and one-time items, including restructuring and certain other charges noted above, six-month earnings per common share increased approximately 19% over the comparable 1994 period. Year-on-year growth was due, in part, to a lower first half of 1994 base, and therefore, management anticipates that earnings growth in the second half of 1995 will not continue at the pace of the first six months of the year.

  FINANCIAL CONDITION

  CASH FLOWS

  Six-month operating activities provided cash of $136 million as compared with $259 million in the prior year period. Lower 1995 operating cash flows reflected increased working capital needs and higher cash outlays for restructuring activities and income taxes. Year-to-date cash outlays related to restructuring activities totaled $31 million. Income tax payments for the six months included a $42 million first quarter tax payment related to the Ciba transaction.

  Current year investing activities included cash outflows of $185 million related to the acquisition of new businesses including the acquisitions of the Cooper and Brazilian businesses from RP and the purchase of a generics company in France. Cash outflows also included $80 million associated with certain investments in technologies, including $43 million for the acquisition of two million additional common shares of AIS, and payments of $21 million related to the purchase of certain product rights. Proceeds from sales of assets, including the sales of the Company's Canadian over-the-counter business and certain European product rights, totaled $84 million. Six-month capital expenditures exceeded comparable 1994 spending by $36 million and full year expenditures will equal or exceed 1994 levels.

  Financing activities provided cash inflows of $118 million representing increased borrowings in support of businesses acquired. Cash outlays of $131 million in 1994 included open market common share repurchases for the Employee Benefits Trust totaling $60 million. Cash dividends paid to common shareholders were $80 million ($.60 per share) as compared with $76 million in

  1994 ($.56 per share). In July 1995, the Board of Directors declared a third quarter cash dividend of $. 30 per share payable August 31, 1995 to holders of record on August 10, 1995.

  LIQUIDITY

  The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio increased to .27 to 1 at June 30, 1995 from .16 to 1 at December 31, 1994 principally as a result of increased borrowings. The ratio of current assets to current liabilities was 1.44 to 1 compared to
  1.40 to 1 at December 31, 1994.

  At June 30, 1995, the Company had committed lines of credit totaling $1.5 billion with approximately $38 million of borrowings outstanding under these lines. Of the $1.5 billion, $400 million relates to a long-term revolving credit facility unconditionally guaranteed by RP; the amount available under this facility reduces by $200 million per year until expiration of the facility in 1997. On April 30, $100 million of the facility expired and an additional $100 million expires in October 1995. In a separate agreement with RP related to the issuance of MAPS, the Company must maintain as unused under this facility the smaller of $325 million or the principal amount of debt outstanding (excluding borrowings from, or guaranteed by, RP). The Company has an additional $1.1 billion available under various new or renegotiated multicurrency line of credit agreements expiring throughout the next five years. At June 30, 1995, the Company had the ability and intent to renew or to refinance under such facilities approximately $315 million of short-term third party borrowings for at least one year. Accordingly, this amount has been classified as long-term debt.

  Pursuant to a shelf registration, the Company has the ability to issue an additional $325 million in public debt securities and/or preferred shares.

  Management believes that cash flows from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative new therapies and maximize the benefits of new business alliances. The Company routinely explores new strategic business alliances as such opportunities arise.

  The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 9 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of this Form 10-Q.

                         PART II.    OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS
           -----------------


  DIETHYLSTILBESTROL ("DES") LITIGATION

  There are approximately two hundred and fifty legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES and living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United
                              --------------------------------------------
  States District Court for the Northern District of Illinois).  The Company and
  ------------------------------------------------------------
  certain of its current and former subsidiaries were named among the 192 defendants. Class certification was denied in February 1995. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is also responsible for the obligations of Nattermann & Cie GmbH ("Nattermann") with respect to DES-related legal actions brought against certain of its former U.S. subsidiaries. Under the terms of the 1990 Acquisition Agreement with Rhone-Poulenc S.A. ("RP"), RP is obligated to indemnify the Company for amounts expended on the Nattermann DES claims in excess of $2 million. The Company believes that the former Nattermann subsidiaries have adequate defenses to DES claims.

  AHF LITIGATION

  There are approximately two hundred and ninety-six lawsuits in the United States, seven in Canada and fifty-five in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s; none of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately one hundred and three cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

  In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believed this verdict to be inconsistent with evidence specific to the case and, accordingly, filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court denied both motions and Armour appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. In June 1995, the Court of Appeals issued an opinion reversing the verdict and remanding the case for a new trial because of prejudicial error in the district court's instruction concerning the learned intermediary doctrine. The court affirmed in respect to Armour's contentions regarding an absence of sufficient evidence of causation. Both plaintiffs and Armour have filed petitions for rehearing. Regardless of the ultimate outcome of this case, and because the facts vary widely in such cases, the Company does not view a possibly adverse verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision has been appealed by plaintiff to the state appellate court in Louisiana and was argued in March 1995. Additionally, in November 1993, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980s were not negligent as alleged and accordingly were not liable to the claimant. In March 1995, the United States Court of Appeals for the Seventh Circuit granted the plaintiffs' appeal in this action and remanded the case for a new trial because of improper closing argument by counsel for one of the defendants. Subsequent to the issuance of the court's opinion in March, Armour reached an out of court settlement with the plaintiffs. Armour reasonably expects that other cases may proceed to trial in the future.

  In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Four proposed federal class action lawsuits (Wadleigh, et al. v.
                                                        --------------------
  Armour Pharmaceutical Company, et al., United States District Court, Northern
  ------------------------------------
  District, Illinois; Richard Roe and his mother, Jane Roe v. Armour
                      ----------------------------------------------
  Pharmaceutical Company, et al., United States District Court, Idaho District;
  -----------------------------
  Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al., United
  ----------------------------------------------------------------
  States District Court for the Eastern District of Louisiana; and Timmy Dale
                                                                   ----------
  Martin, et al. v. Armour Pharmaceutical Company, et al., United States
  ------------------------------------------------------
  District Court for the Northern District of Alabama); and two proposed state class actions (Jeffrey Stanger, et al. v. Armour Pharmaceutical Company, et
                -------------------------------------------------------------
  al., Superior Court, Pima County, Arizona; Jones v. Bayer Corporation et al,
  ---                                        ---------------------------------
  Florida), discussed further below, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago.

  In an August 1994 bench ruling and Memorandum Opinion, the Court in Wadleigh
                                                                      --------
  stated that it intended to certify the issue of negligence in that action for class action treatment, but that it would deny plaintiffs' motion for certification of an all-purpose class action and plaintiffs' motion for certification of the issues of strict liability, breach of warranty, proximate cause, and punitive damages. In September 1994, the Court denied the defendants' motion for reconsideration, and also denied defendants' request that it certify the issues for immediate consideration by the Court of Appeals. In an order entered in October 1994, the Court ruled that it would not certify plaintiffs' concert of action claim for class treatment. In November 1994, the Court entered its formal class certification order, and in December 1994 entered further orders regarding notice to the class and also denied class certification in the federal actions other than Wadleigh. Under the issue certification contemplated by the Court
             --------
  in Wadleigh, only the issue of negligence would be tried on a class-wide
     --------
  basis. In the event of a defense verdict, all class members would be bound thereby; in the event of a plaintiffs' verdict, it would be necessary for each class member to attempt to utilize that favorable outcome in his own separate litigation. The class trial would not involve any issues of causation or damages, or a determination as to any defenses such as the statute of limitations.

  As the facts in each individual lawsuit vary widely, Armour does not believe that class action status is warranted in the Wadleigh action. In December
                                               --------
  1994, Armour and the other fractionator/defendants in Wadleigh filed a
                                                        --------
  petition for a writ of mandamus in the Seventh Circuit Court of Appeals in Chicago seeking to have the class certification order vacated. In March 1995, the Court of Appeals granted the writ of mandamus in a two-to-one decision and directed the District Court to decertify the plaintiff class. The plaintiffs thereafter filed a petition for rehearing and suggestion for rehearing en banc
                                                                         -- ----
  with the Court of Appeals. Plaintiffs' petition for rehearing was denied in April 1995. In June 1995, the Court of Appeals on plaintiffs' motion entered an order staying its mandate so as to permit the plaintiffs to seek a writ of certiorari from the United States Supreme Court. On July 26, 1995, plaintiffs filed their petition for a writ of certiorari with the U.S. Supreme Court. Armour and the other fractionators will oppose this Petition. Absent reversal of the Seventh Circuit's decision by the Supreme Court, the negligence class previously certified by the District Court in Wadleigh will be decertified.
                                                --------

  As noted above, in May 1995, an additional "nationwide" class action (Jones)
                                                                        -----
  was filed in the Florida state court against the same defendants as in

  Wadleigh, together with a Florida plasma provider; plaintiffs' counsel consist
  --------
  of a subgroup of counsel from Wadleigh.  Defendants have removed the action to
                                --------
  federal court, but it is anticipated that the plaintiffs will seek to have the action remanded to the state court.

  In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the National Hemophilia Foundation, concerning the issue of assistance for U.S. hemophiliacs infected with HIV. Armour and Baxter Healthcare Corporation ("Baxter") reached a tentative settlement with attorneys representing claimants in the purported class-action lawsuits pending against the respective companies and submitted a Memorandum of Understanding to the Court in that regard in August 1994. However, as a result of the Court's statements with respect to class certification in Wadleigh, plaintiffs'
                                                    --------
  counsel withdrew their recommendation concerning the settlement. Armour will continue to vigorously defend its position in all cases and claims brought against it.

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

  CERTAIN CONTRACT LITIGATION

  Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related breach of contract lawsuits initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking compensatory damages. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(R). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. The Company believes that the claims asserted by BM are without merit and RPRP intends to vigorously defend its position.

  ANTITRUST LITIGATION

  The Company has been named as a defendant in 117 antitrust lawsuits. It is presently a party to seven state court actions pending in California, and one each in Wisconsin, Alabama, Washington, Minnesota, and Colorado.
  Additionally, the Company has been named in 105 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). The cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that certain pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. One suit alleges injury to a proposed class of California residents who are consumers of brand name prescription products. The cases in Colorado and Washington allege consumer class claims. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class has been given and the opt-out period ended March 10, 1995. The coordinating California state court certified retail and consumer classes in June 1995. Notice to the class has not yet been provided.

  The Company believes that these claims are without merit and it intends to vigorously defend these lawsuits.

  PATENT AND INTELLECTUAL PROPERTY LITIGATION

  In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR product. In January 1995, the ITC Administrative Judge ruled that Dilacor XR does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings on invalidity, unenforceability and noninfringement findings.

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

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

  a.  Exhibits


       11   Statement re computation of earnings per common share.
       15   Letter re unaudited interim financial information.
       27   Financial Data Schedule.


  b. Reports on Form 8-K

       The Company filed a Current Report on Form 8-K dated August 14, 1995 containing the restated financial statements for the year ended December 31, 1994 resulting from the Cooper and Brazilian business acquisition transactions.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RHONE-POULENC RORER INC.
                                      ------------------------
                                      (Registrant)



  August 14, 1995                 /s/ PATRICK LANGLOIS
  ---------------                 --------------------
                                      Patrick Langlois
                                      Senior Vice President and
                                      Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.                                                         Page
-----------                                                         ----

    11       Statement re computation of earnings (loss)
             per common share.                                       28

    15       Letter re unaudited interim financial
             information.                                            30

    27       Financial Data Schedule
