Form 10-Q
period 1995-09-30
RHONE POULENC RORER INC
filed 1995-11-14
CIK 217028

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_______________

Commission file number 1-5851

                    Rhone-Poulenc Rorer Inc.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                     23-1699163
----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification Number)

500 Arcola Road
Collegeville, Pennsylvania                       19426-0107
----------------------------------------------------------------
(Address of principal                            (Zip Code)
 executive offices)

                          (610)454-8000
----------------------------------------------------------------
       (Registrant's telephone number, including area code)

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

134,278,795 shares as of October 31, 1995.

The exhibit index is located on page 23.

                    RHONE-POULENC RORER INC.

                        TABLE OF CONTENTS
       --------------------------------------------------

                                                             Page
                                                             ----
                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial statements:

 Report of Independent Accountants                               3

 Condensed Consolidated Statements of Income                     4

 Condensed Consolidated Balance Sheets                           5

 Condensed Consolidated Statements of Cash Flows                 6

 Notes to Condensed Consolidated Financial Statements         7-13

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                 14-23





                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                  24-28

Item 6.  Exhibits and Reports on Form 8-K                   29-30

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


                                   /s/  COOPERS & LYBRAND L.L.P.
                                 --------------------------------
                                        COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
October 20, 1995

                PART I.    FINANCIAL INFORMATION


ITEM 1.     Financial Statements


            RHONE-POULENC RORER INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited - amounts in millions except per share data)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    -------------------
                                           Restated               Restated
                                   1995      1994         1995      1994
                                 --------  --------     --------  --------
 Net sales                       $1,212.7  $1,137.3     $3,552.4  $3,083.9

 Cost of products sold              419.9     396.4      1,251.6   1,070.2

 Selling, delivery and
  administrative expenses           421.6     407.6      1,283.2   1,133.5

 Research and development
  expenses                          189.7     153.3        532.7     430.1

 Restructuring and other charges      --        --           --      121.2
                                 --------  --------     --------  --------
    Operating income                181.5     180.0        484.9     328.9

 Interest expense - net              17.9      12.7         40.9      36.0

 (Gain) loss on sale of assets        --       (4.6)       (49.5)     (8.6)

 Other expense - net                  5.8       8.0         65.6      34.3
                                 --------  --------     --------  --------
    Income before income taxes      157.8     163.9        427.9     267.2

 Provision for income taxes          45.7      49.4        129.2      73.3
                                 --------  --------     --------  --------
    Net income                      112.1     114.5        298.7     193.9

 Dividends on preferred stock        (4.8)     (4.9)       (16.2)    (13.8)
                                 --------  --------     --------  --------
    Net income available to
     common shareholders           $107.3    $109.6       $282.5    $180.1
                                 ========  ========     ========  ========

    Earnings per common share     $  0.80
                                 ========
    Earnings per common share,
       pro forma                            $  0.80      $  2.09    $  1.28
                                           ========     ========   ========
 Cash dividend per common share  $  0.30    $  0.28      $  0.90    $  0.84

 Average common shares
   outstanding                     134.2      134.8        134.2      135.6

   See accompanying Notes to Condensed Consolidated Financial Statements.

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - dollars in millions)

                                                                   Restated
                                                    September 30, December 31
                                                         1995        1994
                                                    ------------- -----------
ASSETS
Current:
   Cash and cash equivalents                             $  44.3   $  118.8
   Short-term investments                                   11.8        --
   Trade accounts and notes receivable, less
    reserves of $82.2 (1994: $78.6)                        777.9      812.1
   Inventories                                             713.3      612.5
   Other current assets                                    640.5      543.3
                                                    -------------- ----------
          Total current assets                           2,187.8    2,086.7

Time deposits, at cost                                      43.6       55.8
Property, plant and equipment, net of accumulated
   depreciation of $1,256.9 (1994: $1,111.1)             1,282.5    1,199.8
Goodwill, net of accumulated amortization of $240.7
   (1994: $210.2)                                          747.7      705.9
Intangibles, net of accumulated amortization of $132.1
   (1994: $121.2)                                          199.0      170.5
Other assets                                               632.8      433.6
                                                    -------------- ----------
          Total assets                                  $5,093.4   $4,652.3
                                                    ============== ==========
LIABILITIES
Current:
   Short-term debt                                       $ 162.0   $  127.8
   Accounts payable                                        473.0      470.5
   Other current liabilities                               780.4      896.7
                                                    -------------- ----------
          Total current liabilities                      1,415.4    1,495.0
Long-term debt                                             872.2      439.9
Deferred income taxes                                       20.8       31.6
Other liabilities, including minority interests            948.6      575.4
                                                    -------------- ----------
          Total liabilities                              3,257.0    2,541.9

Contingencies

SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par value
   (liquidation preference $1,000 per share);
   authorized, issued and outstanding
   1994-225,000 shares                                        --      225.0
Money market preferred stock, without par value
   (liquidation preference $100,000 per share);
   authorized, issued and outstanding 1,750 shares          175.0     175.0
Common stock, without par value; stated value $1 per
   share; authorized 200,000,000 shares; issued
   and outstanding 134,278,795 shares
   (1994: 134,095,649 shares)                               139.3     139.1
Capital in excess of stated value                           144.9     412.2
Retained earnings                                         1,565.5   1,403.7
Employee Benefits Trust                                    (185.7)   (185.7)
Cumulative translation adjustments                           (2.6)    (58.9)
                                                       ----------- ----------
          Total shareholders' equity                      1,836.4   2,110.4
                                                       ----------- ----------
          Total liabilities and shareholders' equity     $5,093.4  $4,652.3
                                                       =========== ==========

   See accompanying Notes to Condensed Consolidated Financial Statements.

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - dollars in millions)


                                                Nine Months Ended
                                                  September 30,
                                                ------------------
                                                          Restated
                                                 1995       1994
                                                -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities     $ 275.6    $ 411.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (192.7)    (144.4)
Businesses acquired                              (185.0)       --
Purchase of investments/product rights           (124.7)     (28.7)
Proceeds from sale of assets                       85.4       10.5
Net investment hedging, net                        (3.5)     (33.4)
                                                -------    -------
   Net cash used in investing activities         (420.5)    (196.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Long-term debt, net                             29.7        35.9
   Short-term debt, net                           394.3       (16.2)
Redemption of Market Auction Preferred Shares    (225.0)        --
Issuances of common stock                           6.9         1.8
Shares repurchased for Employee Benefits Trust      --       (109.5)
Dividends paid                                   (136.9)     (127.9)
                                                -------    --------
   Net cash provided by (used in) financing
      activities                                   69.0      (215.9)

Effect of exchange rate changes on cash             1.4         3.9
                                                -------    --------
Net increase (decrease) in cash and cash
   equivalents                                    (74.5)        3.9
Cash and cash equivalents at beginning of year    118.8        35.4
                                                -------    --------
Cash and cash equivalents at September 30       $  44.3      $ 39.3
                                                =======    ========


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

NOTE 2.-  ACQUISITIONS FROM RHONE-POULENC S.A.

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

NOTE 3.-  JOINT VENTURE

Under terms of a September 28, 1995 Amendment to the Joint Venture Agreement (the "Amendment"), the Company's Armour Pharmaceutical Company subsidiary ("Armour") and Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, completed the formation of their 50/50 global joint venture in the plasma proteins business.

The joint venture's Board of Directors will be formally established on January 1, 1996, at which time joint control and profit-sharing provisions also take effect. Accordingly, the Company will continue to consolidate the results of Armour through the year 1995.

NOTE 4.-  RESTRUCTURING AND OTHER CHARGES

In June 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan that is expected to be completed in 1995. Annual pretax savings associated with the plan approximated $20.0 million in 1994 and should grow to over $50.0 million in 1996. The restructuring will reduce the Company's workforce by approximately 1,300 positions, or 6%; as of September 30, 1995, the Company's workforce had been reduced by just under 1,000 employees. To-date, cash outlays related to the plan have totaled $69.9 million and are expected to exceed $90.0 million. Cash outlays for the three and nine month periods ended September 30, 1995 have approximated $8.7 million and $35.8 million, respectively. Asset writeoffs in conjunction with certain production facilities have totaled $22.7 million, including $3.3 million during the nine months ended September 30, 1995.

A rollforward of the remaining 1994 restructuring provision from December 31, 1994 is as follows:


                   December 31,   Payments/    Translation
                       1994         asset      adjustments/  September 30,
                    (Restated)    writeoffs       other           1995
                    ---------     ---------    ---------      ------------
                                   (Dollars in millions)
Social costs        $   52.8      $  (31.3)    $    6.9         $  28.4
Third parties            8.4          (4.5)        (0.1)            3.8
Asset writeoffs          8.2          (3.3)        (3.3)            1.6
                    ---------     ---------    ---------      ------------
   Total            $   69.4      $  (39.1)    $    3.5        $   33.8
                    =========     =========    =========      ============

In 1993, the Company recorded charges of $93.8 million for the cost of certain restructuring and manufacturing streamlining programs, principally in Europe, and increased provisions for certain litigation. The programs include a plan to divest a portion of a manufacturing facility in Monts, France by the end of 1995. Total workforce reductions associated with the plan will approximate 800 positions; as of September 30, 1995, the Company's workforce had been reduced by over 650 employees relative to these activities.

A rollforward of the remaining 1993 restructuring provision from December 31, 1994 is as follows:


                    December 31, Payments/    Translation
                        1994       asset      adjustments/  September 30,
                     (Restated)  writeoffs        other           1995
                     ---------   ---------      ---------     ----------
                                     (Dollars in millions)
Social costs         $   12.2    $   (6.3)      $    0.8      $    6.7
Asset writeoffs           9.0        (1.4)           0.7           8.3
                     ---------   ---------      ---------     ----------
   Total             $   21.2      $ (7.7)      $    1.5      $   15.0
                     =========   =========      =========     ==========

NOTE 5.- GAIN ON SALE OF ASSETS AND OTHER EXPENSE - NET

Pretax gains from the sale of assets totaled $49.5 million ($.25 per share) for the nine months ended September 30, 1995 and included gains on the sale of assets related to the Company's Canadian over-the-counter business to Ciba-Geigy Limited and the sale of certain European product rights during the 1995 first quarter.

Other expense-net for the nine months ended September 30, 1995 included $13.0 million ($.06 per share) of acquired research and development expense related to an additional investment in Applied Immune Sciences, Inc. and pretax charges of $25.4 million ($.15 per share) related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation, recorded in the first quarter.

NOTE 6.- INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date reported effective tax rate approximated 30.2% in 1995 compared with 27.4% in 1994. The current year rate was affected by reduced tax benefits from Puerto Rico operations and certain asset sales/writeoffs. The 1994 year-to-date effective tax rate was favorably impacted by restructuring charges.

NOTE 7.-  INVENTORIES

Inventories consisted of the following:

                                                       December 31,
                                      September 30,        1994
                                          1995          (Restated)
                                     -------------     ------------
                                          (Dollars in millions)
Finished goods                       $     293.0       $     323.2
Work in process                            157.6             125.0
Raw materials and supplies                 262.7             164.3
                                     -------------     ------------
                                     $     713.3       $     612.5
                                     =============     ============

NOTE 8.-   SHAREHOLDERS' EQUITY
                              Market      Money
                              Auction    market    Common   Capital    Retained Employee  Cumulative
                             Preferred  preferred shares at in excess  earnings Benefits  translation
                              Shares      stock    stated   of stated            Trust    adjustments
                                                   value      value
                             --------  ---------  --------  --------- --------  --------  -----------
Balance, December 31, 1994
   (Restated)                 $225.0    $175.0     $139.1    $412.2   $1,403.7  $  (185.7)  $(58.9)
Net income                                                               298.7
Cash dividends, $.90 per
   common share                                                         (120.7)
Dividends on preferred
   stock                                                                 (16.2)
Redemption of Market Auction
   Preferred Shares           (225.0)
Adjustment of capital
   contributions for
   acquisition liabilities                                   (273.2)
Issuance of shares under
   employee benefit plans                             0.2       5.9
Translation adjustments, net
   of $5.2 million reductions
   due to hedging activities                                                                  56.3
                             -------    ------    -------   -------   --------    ---------  -------
Balance, September 30, 1995  $   --     $175.0    $ 139.3   $ 144.9   $1,565.5    $  (185.7) $(2.6)
                             =======    ======    =======   =======   ========    =========  =======

In the 1995 third quarter, the Company redeemed Series A, C and D of Market
Auction Preferred Shares for $225 million plus accrued dividends.

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


NOTE 9.-  RELATED PARTY TRANSACTIONS

Receivables from Rhone-Poulenc S.A. and affiliates at September
30, 1995 included $8.2 million in accounts receivable from sales of products to RP and $48.3 million classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $14.6 million at September 30, 1995;
accrued and other liabilities due to RP totaled $17.1 million.

As of September 30, 1995, the Company had $51.6 million short-term and $60.1 million long-term debt outstanding with RP.

Sales to RP totaled $7.5 million in the third quarter and $24.0 million for the nine-month period; services purchased from and interest paid to RP totaled $9.0 million in the third quarter and $28.2 million for the first nine months of 1995. For the comparable 1994 periods on a restated basis, sales to RP were $8.8 million and $22.8 million, respectively. Services purchased from and interest paid to RP totaled $9.0 million and $27.0 million, respectively.

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

NOTE 10.- CONTINGENCIES

The Company is involved in litigation incidental to its business, including but not limited to: (1) approximately 373 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immmune Deficiency Syndrome-related conditions or death therefrom, may have been caused by admin-istration of antihemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s.  Armour has also
been named as a defendant in six proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families.
None of the cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically,
   -- -----
two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions in the U.S. alleging that the Company engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers;
(4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving another company's bisphosphonate compound and the Company's licensed product
Lozol(r); and (5) potential responsibility relating to past waste disposal practices, including potential involvement, for which the Company believes its share of liability, if any, to be negligible, at three sites on the U.S. National Priority List created by Superfund legislation.

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

NOTE 11.- FISONS

On October 20, 1995, the Company gained operational control of the U.K.-based pharmaceutical company Fisons plc via beneficial ownership of a majority of Fisons' total share capital. By mid-November 1995, RPR had completed the purchase of 93% of the outstanding shares of Fisons for approximately $2.7 billion. Of this amount, $1.75 billion was financed under the Societe General and Banque Nationale de Paris loan facility arrangements; $700 million, the majority of which represented open market share purchases, was financed under short-term loan arrangements with certain banks; a further $250 million represented drawdowns of the Company's medium-term lines of credit. The weighted average annual effective interest rate on the borrowings approximates 6.1%. The $2.7 billion drawings mature in December 1995 at which time the Company intends to establish longer-term financing arrangements. The acquisition will be accounted for using the purchase method.

NOTE 12.- APPLIED IMMUNE SCIENCES, INC.

In October 1995, the Company and Applied Immune Sciences, Inc. ("AIS"), a pioneer in cell and gene therapy, announced that they entered into a definitive agreement and plan of merger. The agreement provides for the acquisition by RPR of the 7.2 million AIS shares not previously owned by RPR at a cash price of $11.75 per share, or approximately $84.4 million. The acquisition is expected to be financed under available medium-term lines of credit bearing interest at an annual rate of LIBOR plus a margin.

Prior to the transaction, the Company owned approximately 47% of AIS and accounted for this interest under the equity method.
The acquisition of the remaining outstanding shares of AIS will be accounted for under the purchase method and, accordingly, the purchase price will be allocated to 53% of AIS' assets and liabilities based on their estimated fair values as of the acquisition date.

Consummation of the tender offer is subject to the valid tender of a majority of the AIS shares not held by RPR and certain other conditions. Completion of the merger is subject to the closing of the tender offer and the absence of any legal prohibitions. Subject to the foregoing, the transaction is expected to be completed by the end of 1995.

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

In the 1995 second quarter, RPR acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper"), with operations primarily in France, and a pharmaceutical business in Brazil. The acquisitions of entities under common control were treated for accounting purposes on an "as-if pooling" basis and, accordingly, RPR restated its first quarter 1995 results and full year 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 and January 1, 1994, respectively. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions. The discussion that follows reflects the effect of such restatements.

Results of Operations (Three and nine months ended September 30, 1995 versus comparable 1994 periods)

At $107 million, third quarter net income available to common shareholders was essentially level with the prior year ($.80 per common share in both years). Net income for the first nine months of 1995 totaled $283 million ($2.09 per common share) as compared with $180 million ($1.28 per common share) in 1994. Results for the 1994 year-to-date period included pretax restructuring charges of $121 million ($.58 per common share). Results for the first nine months of 1995 included a $.04 per share benefit from the net effects of asset sales and certain one-time charges recorded in the first quarter. The comparable prior year-to-date period included $.04 per share of gains on sales of assets.

Sales

Third quarter 1995 sales ($1,213 million) increased by 7% on both an as-reported and operational basis as the favorable effects of currency fluctuations due to a weaker U.S. dollar (+4%) were offset by product divestitures, principally the Company's U.S. and Canadian over-the-counter businesses (-4%). Operational sales growth resulted from volume increases (+5%), including new product presentations, and net higher prices in Europe and in the U.S. prescription pharmaceuticals business (+2%). For the first nine months of 1995, reported sales increased by 15% including currency fluctuations (+7%) and product divestitures (-4%). On an operational basis, sales growth was 12%, including 3% from the inclusion of Cooper sales for nine months in 1995 compared with six months in 1994, 2% from new product presentations, and 2% from net price changes in Europe and in the U.S. (prescription pharmaceuticals and plasma proteins).

In   the   tables   and  discussion  which  follow,   percentage
comparisons of sales are presented excluding the effects of currency fluctuations unless otherwise noted.

Sales by geographic area (excluding product divestitures) were as follows:

                             Three Months ended
                                September 30,
                             --------------------
                                         Restated          %
     ($ in millions)          1995         1994         Change
                             -------      -------        -----
     U.S.                    $   313      $   318           8%
                             -------      -------        -----
     France                      416          385          --%
     Other Europe                276          253           4%
     Rest of World               208          181          25%
                             -------      -------        -----
     Total Non-U.S.              900          819           6%
                             -------      -------        -----
     Total Sales             $ 1,213      $ 1,137           7%
                             =======      =======        =====

                              Nine Months ended
                                September 30,
                             --------------------
                                         Restated          %
     ($ in millions)          1995         1994         Change
                             -------      -------        -----
     U.S.                    $   813      $   820          11%
                             -------      -------        -----
     France                    1,326        1,052          12%
     Other Europe                840          732           5%
     Rest of World               573          480          28%
                             -------      -------        -----
     Total Non-U.S.            2,739        2,264          13%
                             -------      -------        -----
     Total Sales             $ 3,552      $ 3,084          12%
                             =======      =======        =====

Three-  and  nine-month sales in the United States  exceeded  prior
year   levels   as   the  Company's  prescription   pharmaceuticals
Azmacort(r),   Lovenox(r)   and  DDAVP(r)   and   plasma   proteins
(recombinant Factor VIII offerings and Albuminar(r)) continued to perform well. In France, increased quarterly sales of Doliprane(r)
and   Maalox(r)  and  contributions  from  the  recently   acquired
Biogalenique generics business were offset by reduced sales of anti-
infectives.   Sales  growth  in  France  on  a  year-to-date  basis
reflected improved performance of analgesics and anti-infectives and also benefited from the inclusion of nine months of Cooper
sales  as  compared  to  six months in  1994.   In  Other  European
markets, sales of prescription pharmaceuticals continued to recover over the prior year periods in Germany (+14% on a year-to-date basis) and in Italy (+8%) where Granocyte(r) was launched in the second quarter. Ethical product sales in the U.K. (-4%) included positive performance by Granocyte(r) and Imovane(r)/Amoban(r) but
continued to be negatively impacted by generic competition.   Sales
increases in Central and Eastern Europe added to Other Europe sales growth for the three- and nine-month periods. In the Rest of World area, sales expansion continued in South American countries, particularly Argentina and Brazil, with sales gains posted by anti-
infectives  and  bone metabolism/rheumatology products.   Quarterly
and year-to-date sales in Japan (Albuminar(r) and Maalox(r)) also exceeded prior year levels.

Sales by therapeutic area were as follows:

                                  Three Months ended
   Therapeutic Area/Principal       September 30,
            Offerings
                                 ---------------------
                                              Restated     %
         ($ in millions)          1995          1994     Change*
   -------------------------------------      --------    -----

   Clexane(r)/Lovenox(r)           $ 70          $ 51      29%
   Dilacor(r) XR                     36            38      -3%
   Lozol(r)/Indapamide               20            26     -24%
   Selectol(r)/Selecor(r)            19            14      28%
   Total Cardiovascular             235           221       2%

   Zagam(tm)                         --             6       --
   Granocyte(r)                      12             6       --
   Total Anti-infectives/
     Oncology                       175           139      22%

   Albuminar(r)                      48            39      21%
   Monoclate-P(r)/Factor VIII        47            38      21%
   Total Plasma Proteins            143           126      11%

   Doliprane(r)                      32            26      13%
   Imovane(r)/Amoban(r)              33            24      30%
   Total CNS/Analgesics             149           122      17%

   Azmacort(r)                       49            40      21%
   Nasacort(r)                       21            21      -3%
   Total Respiratory                120           115       2%

   Maalox(r)                         42            59     -29%
   Total Gastrointestinal            94           109     -15%

   Calcitonins                       26            20      29%
   Orudis(r)/Profenid(r)/Oruvail(r)  59            48      22%
   Total Bone Metabolism/
      Rheumatology                  100            82      21%

   DDAVP(r)                          27            22      22%
   Other Therapeutic Areas          197           223     -16%

*     Percentage  change  calculation  excludes  effects   of   currency
fluctuations.

                                 Nine Months ended
    Therapeutic Area/Principal      September 30,
            Offerings            ------------------
                                           Restated     %
         ($ in millions)          1995       1994     Change*
   -------------------------------------   --------    -----

   Clexane(r)/Lovenox(r)           $211        $149      30%
   Dilacor(r) XR                     81          76       6%
   Lozol(r)/Indapamide               47          56     -15%
   Selectol(r)/Selecor(r)            53          39      24%
   Total Cardiovascular             666         586       6%

   Zagam(tm)                         17           6       --
   Granocyte(r)                      33          11       --
   Total Anti-infectives/
      Oncology                      495         400      15%

   Albuminar(r)                     146         114      24%
   Monoclate-P(r)/Factor VIII       153         111      32%
   Total Plasma Proteins            428         354      17%

   Doliprane(r)                      98          71      23%
   Imovane(r)/Amoban(r)              92          65      29%
   Total CNS/Analgesics             420         342      13%

   Azmacort(r)                      129          95      36%
   Nasacort(r)                       55          59      -6%
   Total Respiratory                319         289       7%

   Maalox(r)                        123         163     -27%
   Total Gastrointestinal           281         319     -17%

   Calcitonins                       77          61      19%
   Orudis(r)/Profenid(r)/Oruvail(r) 153         142       3%
   Total Bone Metabolism/
      Rheumatology                  275         241       8%

   DDAVP(r)                          62          54      16%
   Other Therapeutic Areas          669         553      12%

*     Percentage  change  calculation  excludes  effects   of   currency
fluctuations.

Three-month sales of cardiovascular products increased modestly as continued growth of Clexane(r)/Lovenox(r) in the U.S., France and Germany was partially offset by reduced quarterly sales of Dilacor(r) XR and indapamide products in the U.S. Lower quarter-on-quarter Dilacor(r) XR sales resulted from the introductory stocking of certain new packagings in the prior year. Although Dilacor(r) XR lost U.S. FDA exclusivity in mid-1995, management does not anticipate sales erosion in the current year from generic intrusion. In 1995, both Lovenox(r) and Dilacor(r) XR were approved by the FDA for new indications.

Increased third quarter sales of anti-infectives resulted from the continued sales expansion of antibiotics in South America, particularly with respect to the antiparasitic Flagyl(r). A quarter-on-quarter reduction in anti-infective sales in France resulted from the absence of Zagam(tm) sales due to an incidence of photosensitivity. Future Zagam(tm) sales levels in France will be determined by the outcome of a review of product indications and labeling requirements by the European Union regulatory authority in November 1995.

The largest contributors to quarterly sales of the Company's oncological product Granocyte(r) were France, Italy and Germany; Granocyte(r) is now available in all European Union countries. Third quarter 1995 introductions of oncology products included the launch in France of Campto(r), for treatment of colorectal cancer, and the Canadian launch of Taxotere(r), for use in treatment of advanced breast and non-small cell lung cancer. In October 1995, Taxotere(r) received an approvable letter from the U.S. FDA for use in treatment of advanced breast cancer when other lines of therapy fail. Taxotere(r) has now been approved or recommended for approval in seven countries and has been launched in three countries.

Third quarter and year-to-date sales growth of plasma proteins was driven by double-digit sales increases of Albuminar(r) in the U.S. and Japan and of worldwide Factor VIII offerings (Monoclate-P(r), Helixate(r) and Bioclate(r)). Sales of Monoclate-P(r) were higher in Europe but declined slightly in the U.S. due to increased sales of the competitive recombinant brands, Helixate(r) and Bioclate(r). In the first quarter of 1995, the Company initiated a voluntary withdrawal of certain of its immune globulin offerings in the U.S. in response to the FDA's industry-wide request that such products undergo a new testing technique. In the third quarter of 1995, the Company received FDA approval for Gammar(r) IV-P pasteurized immunoglobulin; Gammar(r) IV experienced third quarter sales declines in anticipation of the fourth quarter 1995 launch of the new pasteurized immunoglobulin offering.

Under terms of a September 28, 1995 amendment to the Joint Venture Agreement (the "Amendment"), the Company's Armour Pharmaceutical Company subsidiary ("Armour") and Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, completed the formation of a 50/50 global joint venture in the plasma proteins business. The joint venture's Board of Directors will be formally established on January 1, 1996 at which time joint control and profit- sharing provisions will also take effect.

Improved sales of central nervous system products were led by higher sales of the sleeping agent Imovane(r)/Amoban(r) in Europe and Japan. The French analgesic Doliprane(r) registered three- and nine-month sales gains over comparable prior year periods which were affected by weak demand. In the third quarter, an FDA advisory committee recommended the Company's product Rilutek(tm) (riluzole) for U.S. FDA approval for the treatment of Amyotrophic Lateral Sclerosis. The recommendation will be considered by the FDA in its review of the Company's new drug application for Rilutek(tm).

Higher sales of Azmacort(r) in the U.S. helped generate modest sales growth of respiratory products for the three-month period. On a year-to-date basis, Azmacort(r) sales registered improvement compared to a prior year period which was negatively affected by trade inventory reductions. The impact of a competitive entry kept current year Nasacort(r) sales below prior year levels for the quarter and nine-month periods.

Early in the fourth quarter of 1995, the Company acquired the U.K.- based pharmaceutical company Fisons plc. Of Fisons' 1994 pharmaceutical sales which totaled $730 million, sales of asthma/allergy products exceeded $500 million. Management believes that the acquisition of Fisons, which has established positions in the U.S., Europe and Japan, should result in a strong global respiratory franchise.

Maalox(r) recorded solid quarterly and nine-month sales improvements in France and in Japan where Maalox(r) granules were launched at the end of 1994. Although higher on a year-to-date basis, three-month sales of Maalox(r) in Other European markets were slightly below the prior year period due, in part, to a quarterly decline in Germany. In January 1995, the Company completed the transfer of its Canadian Maalox(r) product rights to Ciba-Geigy Limited ("Ciba"); the Company's U.S. rights were transferred to Ciba in December 1994. Reported sales for 1994 included approximately $25 million and $69 million of U.S. and Canadian Maalox(r) sales for the three- and nine-month periods, respectively.

Sales growth of the anti-inflammatory Orudis(r)/ Profenid(r)/Oruvail(r) was spurred by quarterly increases in South American countries and in Japan. Sales of Orudis(r) in European markets were essentially level quarter-on-quarter and remained below the prior year on a nine-month basis. Increased three- and nine-month sales of bone metabolism products reflected continued expansion of injectable and generic calcitonins in the United States. In European markets, calcitonin sales remained below the prior year levels.

Operating Income

                        Three Months ended September 30,
                     --------------------------------------
                           1995             1994 (Restated)
                     ----------------      ----------------
                               % of                  % of         Total
(in millions)          $       Sales         $       Sales        Change
                     -----   --------      ------   -------      -------
Gross margin         $793      65.4%        $741      65.1%          7%
Selling, delivery
  and administrative  422      34.8          408      35.8           3
Research and
  development         190      15.6          153      13.5          24
Operating income      182      15.0          180      15.8           1

                         Nine Months ended September 30,
                     ------------------------------------
                          1995            1994 (Restated)
                     --------------       ----------------
                                % of                 % of     Total
(in millions)           $      Sales         $      Sales     Change
                     ------   ------      ------    ------    ------
Gross margin         $2,301    64.8%      $2,014     65.3%       14%
Selling, delivery
  and administrative  1,283    36.1        1,133     36.8        13
Research and
  development           533    15.0          430     13.9        24
Operating income        485    13.6          329     10.7        47

Quarter-on-quarter gross margin improvements reflected the favorable impact of price and product mix-related benefits. Commercial expenses declined as a percentage of sales as the impact of reduced advertising and promotional spending offset higher selling expenses, principally in the U.S. pharmaceuticals business and in support of the German and East/Central European markets. Quarterly operating income margin declined as an increased investment in research and development offset improved gross margin and commercial expenses as a percentage of sales.

On a year-to-date basis, gross margin was negatively affected by unfavorable product mix and the lower margin Cooper business; net change in price had a favorable effect on year-to-date gross margin. Nine-month selling, delivery and administrative expense ratios benefited from the absence in 1995 of higher advertising and promotion costs associated with the Company's North American over-the-counter businesses. Excluding the effect of prior year restructuring charges, operating income margin declined by almost one percentage point due to reduced year-on-year gross margin and higher research and development expense as a percentage of sales.

In June 1994, the Company recorded a $121 million charge related to a global restructuring plan. For the three- and nine-month periods ended September 30, 1995, cash outlays associated with the plan approached $9 million and $36 million, respectively; asset write-offs were not significant. As of September 30, 1995, the Company's workforce had been reduced by just under 1,000 positions as a result of the 1994 restructuring.

In 1993, the Company recorded charges of $94 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. Year-to-date cash outlays associated with the 1993 program exceeded $6 million. As of September 30, 1995, over 650 positions had been affected by the 1993 plan.

Interest, Other Expense, and Taxes

Increased net interest expense for the quarter reflected higher worldwide average debt balances in support of acquired new businesses and higher average interest rates. Increased net interest expense for the nine-month period was due principally to higher average interest rates in the United States and in certain new and/or expanding markets including South America and Eastern Europe.

During the third quarter, the Company redeemed its outstanding Market Auction Preferred Shares ("MAPS"), resulting in a slight quarter-on-quarter decline in preferred dividends. Increased preferred dividends for the nine months of 1995 were due to higher short-term interest rates in the United States.

Gains on sales of assets totaling $50 million ($.25 per share) were recorded in the first quarter of 1995. These gains included the sale of assets related to the Company's Canadian over-the-counter business and certain European product rights. Similar gains totaled $9 million ($.04 per share) in the comparable 1994 period.

Other expense-net for the nine months of 1995 included charges of $38 million ($.21 per share) recorded in the first quarter, including $13 million ($.06 per share) of acquired research and development expense related to an additional investment in Applied Immune Sciences, Inc. ("AIS") and $25 million ($.15 per share)
related  to  the  reassessment of the  carrying  value  of  certain assets, including those associated with the Company's prior investment in The Immune Response Corporation.

The Company's year-to-date reported effective income tax rate approximated 30% in 1995 compared with 27% in 1994. The current year rate was affected by reduced tax benefits from Puerto Rico operations and certain asset sales/write-offs while the prior year's effective tax rate was favorably impacted by restructuring charges.

Acquisitions

In October 1995, the Company gained operational control of the U.K.- based pharmaceutical company Fisons plc via beneficial ownership of a majority of Fisons' total share capital. By mid-November 1995, RPR had completed the acquisition of substantially all of the outstanding share capital of Fisons. At 265 pence per share, the aggregate purchase price will approximate $2.9 billion.

On October 18, 1995, the Company announced a definitive agreement and plan of merger with AIS. The agreement provides for the acquisition by RPR of the seven million AIS shares not previously owned by RPR at a cash price of $11.75 per share, or approximately $84 million. Subject to certain events and conditions, the tender offer and merger are expected to be completed by the end of 1995.


Financial Condition

Cash Flows

Operating activities provided cash of $276 million during the nine-month period of 1995 as compared with $412 million in the prior year. Lower 1995 operating cash flows reflected increased working capital needs and higher cash outlays for restructuring activities and income taxes. Year-to-date cash outlays related to restructuring activities totaled $42 million. Income tax payments for the nine months included a $42 million first quarter tax payment related to the Ciba transaction.

Current year investing activities included cash outflows of $185 million related to the acquisition of new businesses, including a Brazilian pharmaceutical business formerly owned by RP and a generics company in France. Cash outflows also included $80 million associated with certain investments in technologies including $43 million in the first half of 1995 for the acquisition of two million common shares of AIS, and payments of $41 million related to the purchase of certain product rights. Proceeds from sales of assets, including the sales of the Company's Canadian over-the-counter business and certain European product rights, totaled $85 million. Nine-month capital expenditures exceeded comparable 1994 spending by $48 million.

Financing activities provided cash inflows of $69 million. Increased borrowings, primarily in support of businesses acquired and to finance preferred share redemptions totaled $424 million for the nine-month period. Cash outflows associated with the third quarter redemption of MAPS Series A, C and D totaled $225 million. Cash dividends paid to common shareholders were $137 million ($.90 per share) as compared with $128 million in 1994 ($.84 per share). In October 1995, the Board of Directors declared a fourth quarter cash dividend of $.30 per share payable November 30, 1995 to holders of record on November 10, 1995. Cash outlays of $216 million in 1994 included open market common share repurchases for the Employee Benefits Trust totaling $109 million.

Liquidity

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio increased to .34 to 1 at September 30, 1995 from .16 to 1 at December 31, 1994 principally as a result of increased borrowings. The ratio of current assets to current liabilities was 1.55 to 1 compared to 1.40 to 1 at December 31, 1994.

At September 30, 1995, the Company had committed lines of credit totaling $5.2 billion with approximately $100 million of borrowings outstanding under these lines. Of the $5.2 billion, $4.3 billion represented loan facility agreements effective August 17, 1995 with Banque Nationale de Paris ("BNP"), Credit Lyonnais and Societe Generale. Drawings under these facilities, which mature in February 1996, bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. These arrangements temporarily suspended certain other line of credit agreements previously in place with the same banks totaling $680 million; the suspended amounts are reestablished upon the maturity of the August 17th facilities and will expire in the year 2000. Of the remaining $.9 billion of the total $5.2 billion committed lines of credit at September 30th, $400 million related to a long-term revolving credit facility unconditionally guaranteed by RP; this facility was terminated on October 25, 1995. The remaining $500 million consisted of new or renegotiated medium-term multicurrency line of credit agreements expiring in the next five years. At September 30, 1995, the Company had the ability and intent to renew or to refinance under its facilities approximately $635 million of short-term third party borrowings for at least one year. Accordingly, this amount was classified as long-term debt.

By mid-November 1995, RPR had completed the purchase of 93% of the outstanding shares of Fisons for approximately $2.7 billion. Of this amount, $1.75 billion was financed under the Societe Generale and BNP loan facility arrangements; $700 million, the majority of which represented open market share purchases, was financed under short-term loan arrangements with certain banks; a further $250 million represented drawdowns of the Company's medium-term lines of credit. The weighted average annual effective interest rate on the $2.7 billion of new borrowings approximated 6.1%. These drawings mature in December 1995 at which time the Company intends to establish longer-term financing arrangements.

The sale of Fisons' Laboratory Supplies Division to Fisher Scientific International Inc. for $310 million was completed in October 1995. Sale of Fisons' Scientific Instruments Division to Thermo Instrument Systems Inc. for $318 million is subject to regulatory approval and will not be completed in 1995.

In October 1995, the Company announced a definitive agreement and plan of merger with AIS, providing for the acquisition by RPR of the remaining shares of AIS not owned by RPR at a cash price approximating $84 million. The transaction, when finalized, is expected to be financed under available medium-term lines of credit bearing interest at an annual rate of LIBOR plus a margin.

Pursuant to a shelf registration, the Company has the ability to issue an additional $325 million in public debt securities and/or preferred shares.

In October 1995, Moody's Investor Service ("Moody's") and Standard & Poor's ("S&P") lowered the Company's senior unsecured debt and preferred share credit ratings, attributing the change to the acquisition of Fisons. The Company's senior unsecured debt is now rated Baa1 by Moody's and BBB by S&P. The Company's preferred shares are rated Baa2 by Moody's and BBB- by S&P.

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

The Company is involved in litigation incidental to its business.
A discussion of contingencies appears in Note 10 of the Notes to Condensed Consolidated Financial Statements and in Legal
Proceedings in Part II of this Form 10-Q.

                  PART II.    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


Diethylstilbestrol ("DES") Litigation

There are approximately two hundred and fifty legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, William H. Rorer, Inc. ("WHR") and Kremers-Urban Company ("K-U"), two former operating subsidiaries of the Company, are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that both WHR and K-U have adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES and living in the state of Ohio (Kurczi,
                                                       --------
et al. v. Eli Lilly, et al., United States District Court for
---------------------------
the Northern District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants. Class certification was denied in February 1995. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights.

AHF Litigation

There are approximately three hundred and eleven lawsuits in the United States, six in Canada and fifty-six in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives, claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately one hundred and four cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believed this verdict to be inconsistent with evidence specific to the case and, accordingly, filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court denied both motions and Armour appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. In June 1995, the Court of Appeals issued an opinion reversing the verdict and remanding the case for a new trial because of prejudicial error in the district court's instruction concerning the learned intermediary doctrine. The court affirmed in respect to Armour's contentions regarding an absence of sufficient evidence of causation. Both parties' petitions for rehearing were denied, and the case has been returned to the district court for retrial. Regardless of the ultimate outcome of this case, and because the facts vary widely in such cases, the Company does not view a possibly adverse verdict as predictive of, or as precedent for, decisions in any other cases. Juries in other AHF cases have determined that Armour and the other plasma fractionators acted responsibly and were not negligent. In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in Louisiana State Court on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision has been appealed by plaintiff to the state appellate court in Louisiana and was argued in March 1995. Additionally, in November 1993, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois.
The jury concluded that the fractionators of Factor VIII concentrate in the early 1980s were not negligent as alleged and accordingly were not liable to the claimant. In March 1995, the United States Court of Appeals for the Seventh Circuit granted the plaintiffs' appeal in this action and remanded the case for a new trial because of improper closing argument by counsel for one of the defendants. Subsequent to the issuance of the court's opinion in March, Armour reached an out of court settlement with the plaintiffs. Armour reasonably expects that other cases may proceed to trial in the future.

In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Four proposed federal class action lawsuits (Wadleigh, et al. v.
                                            --------------------
Armour Pharmaceutical Company, et al., United States District
-------------------------------------
Court, Northern District, Illinois; Richard Roe and his mother,
                                    ---------------------------
Jane Roe v. Armour Pharmaceutical Company, et al., United States
-------------------------------------------------
District Court, Idaho District; Jose Alvarez, Jr. et al. v.
                                ---------------------------
Armour Pharmaceutical Company, et al., United States District
-------------------------------------
Court for the Eastern District of Louisiana; and Timmy Dale
                                                 ----------
Martin, et al. v. Armour Pharmaceutical Company, et al. United
-------------------------------------------------------
States District Court for the Northern District of Alabama), and

two proposed state class actions (Jeffrey Stanger, et al. v.
                                 ---------------------------
Armour Pharmaceutical Company, et al., Superior Court, Pima
-------------------------------------
County, Arizona and Jones v. Bayer Corporation et al, Florida),
                    --------------------------------
discussed further below, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago.

In an August 1994 bench ruling and Memorandum Opinion, the Court in Wadleigh stated that it intended to certify the issue
         --------
of negligence in that action for class action treatment, but that it would deny plaintiffs' motion for certification of an all-purpose class action and plaintiffs' motion for certification of the issues of strict liability, breach of warranty, proximate cause, and punitive damages. In September 1994, the Court denied the defendants' motion for reconsideration, and also denied defendants' request that it certify the issues for immediate consideration by the Court of Appeals. In an order entered in October 1994, the Court ruled that it would not certify plaintiffs' concert of action claim for class treatment. In November 1994, the Court entered its formal class certification order, and in December 1994 entered further orders regarding notice to the class and also denied class certification in the federal actions other than Wadleigh.
                                                      --------
Under the issue certification contemplated by the Court in Wadleigh, only the issue of negligence would be tried on a class-
--------
wide basis. In the event of a defense verdict, all class members would be bound thereby; in the event of a plaintiffs' verdict, it would be necessary for each class member to attempt to utilize that favorable outcome in his own separate litigation. The class trial would not involve any issues of causation or damages, or a determination as to any defenses such as the statute of limitations.

As the facts in each individual lawsuit varied widely, Armour did not believe that class action status was warranted in the Wadleigh action. In December 1994, Armour and the other
--------
fractionator/defendants in Wadleigh filed a petition for a writ
                           --------
of mandamus in the Seventh Circuit Court of Appeals in Chicago seeking to have the class certification order vacated. In March 1995, the Court of Appeals granted the writ of mandamus in a two-to-one decision and directed the District Court to decertify the plaintiff class. The plaintiffs thereafter filed a petition for rehearing and suggestion for rehearing en banc with the Court of
                                       -- ----
Appeals. Plaintiffs' petition for rehearing was denied in April 1995. In June 1995, the Court of Appeals on plaintiffs' motion entered an order staying its mandate so as to permit the plaintiffs to seek a writ of certiorari from the United States Supreme Court. In July 1995, plaintiffs filed their petition for a writ of certiorari with the U.S. Supreme Court. In
October 1995, the Supreme Court denied plaintiffs' petition. As a result, the negligence class previously certified by the District Court in Wadleigh will be decertified.
                  --------

As noted above, in May 1995, an additional "nationwide" class action (Jones) was filed in the Florida state court against the
        -----
same defendants as in Wadleigh, together with a Florida plasma
                      --------
provider; plaintiffs' counsel consist of a subgroup of counsel from Wadleigh. Defendants have removed the action to federal
     --------
court. Plaintiffs' motion to remand the action to the state court is pending.

In the U.S., Armour and other plasma fractionators have participated in discussions with representatives of the hemophilia community, including the National Hemophilia Foundation, concerning the issue of assistance for U.S. hemophiliacs infected with HIV. In August 1994, Armour and Baxter Healthcare Corporation ("Baxter") reached a tentative settlement with attorneys representing claimants in the purported class-action lawsuits pending against the respective companies and submitted a Memorandum of Understanding to the Court in that regard. However, as a result of the Court's statements with respect to class certification in Wadleigh,
                                                  --------
plaintiffs' counsel withdrew their recommendation concerning the settlement. Armour will continue to vigorously defend its position in all cases and claims brought against it.

With respect to this litigation, the Company has contractual rights to certain insurance coverage provided by carriers that provided insurance to Revlon, Inc., the party from which it purchased the Armour business in 1986 ("Revlon carriers"). The Company also believes that it has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if certain self-insured retention levels from relevant insurable losses are exceeded.

The Company has been involved in litigation with a principal insurance carrier ("the principal carrier") and an umbrella insurance carrier ("the umbrella carrier"), as well as with certain of the Revlon carriers, relative to carrier defense and indemnity obligations associated with AHF litigation ("the
insurance coverage litigation").   In late 1994, the Company
settled the dispute being litigated with the principal carrier by entering into an agreement which defines the principal carrier's obligations with respect to the underlying AHF litigation. The Company has also settled its disputes with the umbrella carrier and certain of the Revlon carriers. Recently, after lengthy discussions, the Company and the remaining Revlon carriers in the insurance coverage litigation reached an agreement in principle regarding the extent and other conditions of coverage of those carriers. Based upon the above, the Company believes that, although not a certainty, a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5") is probable of occurrence.

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

Antitrust Litigation

The Company has been named as a defendant in 121 antitrust lawsuits. It is presently a party to eight state court actions pending in California, and one each in Wisconsin, Alabama, Washington, Minnesota, Colorado and New York. Additionally, the Company has been named in 107 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). Seven of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court; defendants have moved to coordinate the recently filed eighth case in San Francisco Superior Court with the other cases. The suits allege that certain pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. One of the California actions alleges injury to a class of California residents who are consumers of brand name prescription products. The cases in New York, Colorado and Washington allege proposed consumer class claims. On October 4, 1995, the Washington state court action was dismissed with prejudice with the court holding that Washington law did not permit a consumer action in this instance. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in

November 1994. Notice to the class was given and the opt-out period ended March 10, 1995. The coordinating California state court certified retail and consumer classes in June 1995.
Notice to the class has not yet been provided.

The Company believes that these claims are without merit and it intends to vigorously defend these lawsuits.

Patent and Intellectual Property Litigation

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor(r) XR product. In January 1995, the ITC Administrative Judge ruled that Dilacor(r) XR does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings on invalidity, unenforceability and noninfringement findings. MMD/Tanabe has appealed to the Court of Appeals for the Federal Circuit.

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

ITEM 6.   Exhibits and Reports on Form 8-K

a. Exhibits

     10   Material contracts.
          (a)  $200,000,000 Loan Facility Agreement with Banque
               Nationale de Paris dated June 15, 1993 ("BNP Agreement").
          (b) First Supplemental Agreement to the BNP Agreement dated April 13, 1995.
          (c)  Amendment No. 2 to the BNP Agreement effective
               August 17, 1995.
          (d)  $1,100,000,000 Loan Facility Agreement with
               Societe Generale effective August 17, 1995.
          (e)  $1,500,000,000 Loan Facility Agreement  with
               Credit Lyonnais effective August 17, 1995.

     11   Statement re computation of earnings per common share.

     15   Letter re unaudited interim financial information.


b. Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K:

- Current Report on Form 8-K dated August 14, 1995 containing the restated financial statements for the year ended
     December 31, 1994 resulting from the Cooper and Brazilian business acquisition transactions.

- Current Report on Form 8-K dated August 17, 1995 containing the Company's press release announcing a cash offer for Fisons plc and disclosing additional loan facility arrangements.

- Current Report on Form 8-K dated September 28, 1995 announcing the creation of the joint venture between Armour
     Pharmaceutical Company and Behringwerke AG.

-    Current Report on Form 8-K/A (Amendment to Form 8-K dated
     September 28, 1995) containing Behringwerke AG historical combined financial statements and company pro forma financial information.

- Current Report on Form 8-K dated October 5, 1995 containing the Company's press releases announcing a final cash offer for Fisons plc, certain open market purchases of Fisons' ordinary shares, and the recommendation of the offer by Fisons' Board to its shareholders.

- Current Report on Form 8-K dated October 18, 1995 containing the press release announcing a definitive agreement and plan of merger between the Company and Applied Immune Sciences, Inc.

- Current Report on Form 8-K dated October 20, 1995 containing the Company's press releases declaring the Company's offer for Fisons plc unconditional and announcing beneficial ownership over 90%.

                               SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               RHONE-POULENC RORER INC.
                               -------------------------
                               (Registrant)





    November 14, 1995     /s/  PATRICK LANGLOIS
  --------------------  -------------------------------
                               Patrick Langlois
                               Senior Vice President and
                               Chief Financial Officer

                           INDEX TO EXHIBITS





Exhibit No.
-----------

 10             Material contracts.
                   (a) $200,000,000 Loan Facility Agreement
                       with Banque Nationale de Paris
                       dated June 15, 1993 ("BNP Agreement").
                   (b) First Supplemental Agreement to the BNP
                       Agreement dated April 13, 1995.
                   (c) Amendment No. 2 to the BNP Agreement
                       effective August 17, 1995.
                   (d) $1,100,000,000 Loan Facility Agreement with
                       Societe Generale effective August 17, 1995.
                   (e) $1,500,000,000 Loan Facility Agreement  with
                       Credit Lyonnais effective August 17, 1995.

 11             Statement re computation of earnings
                per common share.

 15             Letter re unaudited interim financial
                information.