Form 10-K
period 1995-12-31
RHONE POULENC RORER INC
filed 1996-03-18
CIK 217028

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                            -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM     TO
                                -----  -----
  COMMISSION FILE NUMBER 1-5851
                         ------

                            RHONE-POULENC RORER INC.
  ----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          PENNSYLVANIA                                  23-1699163
  -----------------------------                -----------------------------
    (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                    IDENTIFICATION NO.)

         500 ARCOLA ROAD
   COLLEGEVILLE, PENNSYLVANIA                              19426
  -----------------------------                -----------------------------
      (ADDRESS OF PRINCIPAL                             (ZIP CODE)
       EXECUTIVE OFFICES)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-454-8000
                                                      ------------
  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                         ---------------------
   Common shares (without par                     New York Stock Exchange
    value), stated value                           Paris Stock Exchange
         $1 per share
      Flexible Money Market
         Preferred Stock
      (without par value),
           liquidation
     preference $100,000 per
              share

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of January 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,554,966,558.

  Common shares outstanding as of January 31, 1996 were 134,617,086.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents have been incorporated by reference in this report:

            DOCUMENT                           PARTS INTO WHICH INCORPORATED
            --------                           -----------------------------
Proxy Statement dated March 22,
 1996 in connection with the May
 3, 1996 Annual Meeting of                               Part III
 Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                   The Exhibit Index is located on page 61.

                           RHONE-POULENC RORER INC.
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1995

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

  The Company is primarily engaged in the discovery, development, manufacture and marketing of a broad line of pharmaceutical products for human use. On the basis of sales, RPR is the leading pharmaceutical group in France, among the top three in Europe and among the largest in the world. The Company also has a growing presence in North America, in developing markets, and in Japan. The Company has commercial operations in the major markets of the world and its products are manufactured in 30 countries.

  Through recent selected acquisitions and alliances, the Company has sought to solidify its position in targeted therapeutic areas and to strengthen its geographic presence in strategic markets. In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and Rhodia Farma, a pharmaceutical business in Brazil. Cooper has an extensive pharmacy distribution network in France and promotes the Company's self-medication products. The acquisition of Rhodia Farma strengthens the Company's presence in Brazil and increases access to other South American markets.

  In September 1995, the Company's Armour Pharmaceutical Company subsidiary ("Armour") completed the formation of a 50/50 global joint venture ("Centeon") with Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, in the plasma proteins business. Armour and Behring have complementary plasma proteins offerings and geographic strengths which position the joint venture as a global market leader. The arrangement also provides for increased investment in research and development activities. Centeon's Board of Directors was formally established on January 1, 1996, at which time joint control and profit-sharing provisions took effect.

  In the fourth quarter of 1995, the Company acquired the U.K.-based pharmaceutical company Fisons plc ("Fisons"). Fisons has a strong respiratory product portfolio with established positions in the U.S., Europe and Japan. The combination of Fisons with RPR creates the fourth largest company worldwide in asthma/allergy with a comprehensive range of complementary products, expanded presence in major geographic markets and innovative inhalation delivery technologies. In early 1995, Fisons announced its decision to divest its non-pharmaceutical operations, principally the Laboratory Supplies and Scientific Instruments Divisions. The sale of the Laboratory Supplies Division was substantially completed in October 1995; sale of substantially all of the Scientific Instruments Division received clearance from the Federal Trade Commission and is expected to be completed in the first quarter of 1996.

  In 1993, the Company launched a long-term cell and gene therapy research and development collaboration with Applied Immune Sciences, Inc. ("AIS"), a pioneer in cell therapy. The companies also entered into an arrangement to provide cell manipulation services worldwide. By mid-1995, RPR had acquired a 47% interest in AIS and in the fourth quarter of 1995, the Company purchased the remaining outstanding shares of AIS that it did not own. The acquisition of AIS enhances the development and commercialization of ex-vivo cell and gene therapies and provides increased access to vector research. AIS is the cornerstone of the RPR Gencell Division, created in 1994 and dedicated to the discovery, development, manufacture and commercialization of both in-vivo and ex-vivo cell and gene therapy products. Through associations with various biotechnology companies and research organizations worldwide, the Gencell Division hopes to optimize existing technologies to accelerate the development of effective cell and gene therapies in the areas of oncology, cardiovascular diseases and central nervous system disorders.

 Financial Information about Industry Segments and Foreign and Domestic
Operations

  See note 20 to the consolidated financial statements, "Industry Segment and Operations by Geographic Area" appearing on page 48 of this report.

 Principal Offerings

  The Company's pharmaceutical offerings are primarily comprised of prescription medicines, plasma proteins and over-the-counter ("OTC") medicines categorized in the following major therapeutic areas: cardiovascular/thrombosis; anti-infectives/oncology; plasma proteins; central nervous system/analgesics; respiratory; gastrointestinal and bone metabolism/rheumatology. In addition, the Company manufactures and sells certain bulk chemicals, OTC products, other medical supplies and pharmaceuticals in other therapeutic areas including dermatology. No single product or offering contributed more than 6% of sales in 1995, and the ten largest as a group contributed 35% of the Company's sales (1994--35%, 1993-- 36%). The following principal therapeutic areas accounted for the indicated percentages of the Company's total net sales:

                                                       PERCENTAGE OF NET SALES*
                                                      --------------------------
                  THERAPEUTIC AREA                      1995     1994     1993
                  ----------------                    -------- -------- --------
Cardiovascular/thrombosis products, including
 Clexane(R)/Lovenox(R), Dilacor(R) XR,
 Lozol(R)/Indapamide and Selectol(R)/Selecor(R)......      19%      19%      19%
Anti-infectives/oncology products, including
 Flagyl(R) and Granocyte(R)..........................      13%      13%      13%
Plasma proteins, including Albuminar(R) and Factor
 VIII offerings......................................      12%      11%      10%
Central nervous system/analgesic products, including
 Imovane(R)/Amoban(R) and Doliprane(R)...............      12%      11%      11%
Respiratory products, including Azmacort(R) and
 Nasacort(R).........................................      11%      10%      10%
Gastrointestinal products, including Maalox(R).......       8%      11%      12%
Bone metabolism/rheumatology products, including
 Orudis(R)/Profenid(R)/Oruvail(R) and
 Calsynar(R)/Calcimar(R).............................       7%       8%      10%
All other, including DDAVP(R)........................      18%      17%      15%
                                                      -------- -------- --------
  Total net sales....................................     100%     100%     100%
                                                      ======== ======== ========

--------
* Certain reclassifications among therapeutic areas have been made from amounts shown in prior periods for therapeutic areas to conform to classifications now used by the Company.

  The Company's principal offerings include the following:
Clexane(R)/Lovenox(R) (enoxaparin), a low molecular weight heparin used in the prevention and treatment of deep vein thrombosis after certain surgery; Azmacort(R) (triamcinolone acetonide), an inhaled corticosteroid for asthma; Monoclate-P(R), a pasteurized anti-hemophilic Factor VIII:C concentrate; Orudis(R)/Profenid(R)/Oruvail(R) (ketoprofen), a non-steroid anti-inflammatory agent used in the treatment of rheumatoid arthritis; Albuminar(R), a protein replacement agent and plasma volume expander for loss of intra-vascular volume; Maalox(R), a magnesium and aluminum hydroxide-based antacid for treatment of gastric hyperacidity; Dilacor(R) XR (diltiazem), a calcium channel blocker used for treatment of hypertension and chronic stable angina; Doliprane(R) (paracetamol), an analgesic; Imovane(R)/Amoban(R) (zopiclone), a non-benzodiazepine sleeping agent; Flagyl(R) (metronidazole), an antiparasitic used in the treatment of trichomoniasis, amebiasis and anaerobic bacterial infections; Calsynar(R)/Calcimar(R) (calcitonin) for the treatment of metabolic bone diseases such as post-menopausal osteoporosis; DDAVP(R) (desmopressin acetate), primarily for treatment of nocturnal enuresis in children; Sermion(R) (nicergoline), a cerebral vasodilator used in the treatment of memory disturbance due to aging and cognitive disorders; Lozol(R) (indapamide), a diuretic used to treat hypertension; Rovamycine(R) (spiramycine), a macrolide anti-infective; Nasacort(R) (triamcinolone acetonide), an inhaled corticosteroid for allergic rhinitis; Sectral(R) (acebutolol), a beta-blocker used in the treatment of hypertension and angina; Peflacine(R) (pefloxacine), an anti-infective quinolone product; Selectol(R) (celiprolol), a highly cardioselective vasodilating beta-blocker used in the treatment of hypertension; and Granocyte (lenograstim), a recombinant GCSF for treatment of chemotherapy-induced neutropenia.

  In 1995, the Company obtained regulatory approvals in certain markets for key new products including: Taxotere(R) (docetaxel), a semi-synthetic taxoid for solid tumors for the treatment of advanced metastatic breast cancer and non-small cell lung cancer; Campto(R) (irinotecan/CPT-11), a topoisimerase-1 inhibitor for colorectal cancer; Rilutek(R) (riluzole) for treatment of Amyoptrophic Lateral Sclerosis; Menorest(R) (17 beta estradiol) for treatment of postmenopausal symptoms and osteoporosis; and Kestine(R) (ebastine), a non-sedating antihistaminic compound for treatment of seasonal or perennial allergic rhinitis.

  Principal products acquired as part of the acquisition of Fisons in 1995 include Intal(R) (sodium cromoglycate) and Tilade(R) (nedocromil sodium) for treatment of bronchial asthma. Two months of sales of these and other Fisons products included in RPR's 1995 reported sales approximated $125 million.

  While the above offerings as well as others are important to the Company's strategy and focus in specific geographic markets, not all are marketed by the Company in all three of the largest pharmaceutical markets of the world (Europe, United States and Japan).

 Customers, Marketing and Distribution

  The Company markets certain of its offerings in more than 140 countries throughout the world. The Company's prescription medicines are sold primarily to drug wholesalers, retail pharmacies, hospitals and government authorities, while OTC products are sold, in addition to the foregoing, to food chains and other retail outlets. Prior to the formation of the Centeon joint venture, plasma proteins were marketed by the Company to hospitals and home health care organizations. The Company's customer base is diverse, and no one customer accounted for as much as 10 percent of the Company's consolidated net sales in 1995.

  Promotion of the Company's prescription medicines is directed primarily to physicians, hospitals, pharmacists, and managed-care organizations through personal visits by professional sales representatives. In addition, this activity is supported by the Company's participation in scientific seminars, medical journal advertising and by direct distribution of samples and other printed material. Promotion of OTC products includes advertising directed at the end consumer through media such as television, radio or print.

  In 1995, approximately 26 percent of the Company's sales were in the United States. The Company conducted its 1995 marketing efforts in the U.S. through three divisions: Rhone-Poulenc Rorer Pharmaceuticals (prescription pharmaceuticals and generic versions of RPR products marketed by Arcola Laboratories); Armour Pharmaceutical Company (plasma proteins); and Dermik Laboratories (prescription dermatological products). In 1996, the Centeon joint venture will market the plasma protein offerings of its partners, Armour and Behring. In 1994, due to lack of critical mass, the Company transferred its U.S. OTC business to Ciba-Geigy Ltd. through an asset sale and royalty arrangement.

  The U.S. pharmaceutical industry continues to experience fundamental changes in the way health care is administered and provided. These changes necessitate the development of relationships with managed-care organizations and other large customers in addition to the traditional marketing focus on the individual physician. In 1995, the Company established HealthWorx(TM), RPR Healthcare Management Services. The division encompasses the operations of the managed-care/emerging markets unit created in 1993 in response to the emergence of nationally-organized managed-care plans. HealthWorx(TM) is also responsible for the Company's new initiatives in the area of disease state management. The initial focus of the HealthWorx(TM) disease management program will be on creating value-added, outcomes-based programs and services to better manage asthma. In 1994, the Company entered into an alliance with Caremark International Inc. ("Caremark"), a pharmaceutical benefit management company, to enhance the delivery of cost-effective drug therapies through a shared investment in outcomes research.

  In Europe, the Company established an OTC/self-medication business unit in 1994 to meet the needs of the expanding non-reimbursed self-medication market. The unit works closely with the Company's European prescription pharmaceuticals business to meet the specific challenges of prescription-to-OTC switches and to effectively leverage the Company's existing sales and marketing resources.

  In 1995, approximately 35 percent of the Company's sales were in France, where the Company enjoys the leading position. Marketing of prescription products in France is conducted through three subsidiaries: Bellon, Specia and Theraplix. Prescription medicines are marketed to hospitals by Bellon and to non-hospital specialists and general practitioners by Specia and Theraplix. Theraplix also promotes self-medication products to physicians, pharmacists and patients. The Cooper subsidiary has an extensive pharmacy distribution network in France and assists in the promotion of the Company's self-medication products. The recently acquired Biogalenique subsidiary markets generic products to general practitioners and non-hospital specialists. Through the French subsidiaries, the Company is party to certain arrangements with affiliates of Bristol-Myers Squibb, Bayer, and Astra to co-market such products as Vasten(R), a cholesterol-lowering agent; Captea(R), a combination ACE inhibitor and diuretic; Captolane(R), an ACE inhibitor; Nidrel(R), a calcium channel blocker and Zoltum(R), a proton pump inhibitor. In 1994 in France, the Company, with its joint venture partner, Chugai, launched Granocyte(R) for chemotherapy-induced neutropenia.

  Operations in Other Europe (excluding France) contributed approximately 23 percent of 1995 worldwide sales. The Company's largest operations are in Germany, the United Kingdom and Italy. In Germany, the Company conducts its prescription products business under the names of Nattermann, Rorer and Rhone-Poulenc Pharmaceuticals. The OTC business in Germany is conducted through the Nattermann and Dr. Schieffer units. In the United Kingdom, the Company markets branded prescription pharmaceuticals through its Rhone-Poulenc Rorer and May & Baker divisions. Generic pharmaceuticals are marketed and distributed in the U.K. under the name of APS-Berk, and OTC products are distributed by the Family Health Division. In Italy, the Company conducts business through its Rhone-Poulenc Rorer S.p.A. subsidiary under the names Rhone-Poulenc and Rorer. The Company is strengthening its operations in Central and Eastern Europe through local production, warehousing and distribution arrangements and the expansion of its sales force network. In 1995, the Company received approvals to market three of its key products, Azmacort(R), Nasacort(R) and Dilacor(R) XR in Russia.

  In the aggregate, geographic regions comprising the Rest of World area accounted for just under 16 percent of RPR's 1995 sales. The Company has operations in Latin America, Japan, Asia, Canada, Australia and Africa. The Company's operations in Japan are conducted primarily through its subsidiary Rhone-Poulenc Rorer Japan Inc.; in addition, the Company has several licensing arrangements with Chugai, Yakult, Dainippon, Yamanouchi and other Japanese companies for the sale of RPR products in Japan. In 1995, the Company acquired rights to market products formerly licensed to a third party in Argentina, and acquired a pharmaceutical business in Brazil from RP.

  Fisons has a marketing presence in the major pharmaceutical markets of the world. In 1995, the more significant marketing activities with respect to Fisons' prescription and OTC respiratory products were conducted by subsidiaries in the U.S., the U.K., Germany, France and Italy. Intal(R) is marketed in Japan through a joint venture arrangement with Fujisawa Pharmaceutical Company Ltd. The Company is in the process of integrating a large portion of the Fisons sales and marketing organization into its existing operations.

 Raw Materials and Manufacturing

  The Company manufactures a substantial amount of the active ingredients contained in its prescription and OTC medicines at its bulk pharmaceutical and chemical facilities at Villeneuve la Garenne and Vitry-sur-Seine (near Paris, France); Dagenham (near London, England); Cologne (Germany); Lewes, Delaware (United States); and Marseilles (France). Raw materials related to products based on sodium cromoglycate (Intal(R)) and nedocromil sodium (Tilade(R)) are produced at Holmes Chapel, England and, with respect to nedocromil sodium, also at Jurong, Singapore. Certain chemicals and botanicals are purchased from third parties and are processed, compounded and packaged in facilities which the Company operates. See "Properties."

  The Company does not depend to any significant degree on outside suppliers for its active ingredients. Other raw materials and packaging supplies for the Company's products generally are available in ample quantities under normal conditions. Such supplies were adequate in 1995 and no shortages are anticipated in the near-term.

  In 1995, Armour's Plasma Alliance subsidiary, through the plasmapheresis process, collected all of the plasma used in the U.S. and substantially all of the plasma used worldwide at 24 collection centers throughout the southern and mid-western United States. Armour also operated a fractionation facility in France.

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

  As no single product or offering contributes more than 6% of total sales, no single patent or trademark is considered material to the Company as a whole. Certain of the Company's licensed and owned products are covered by patents principally in the United States, France and/or other countries. These patents cover such principal offerings as Nasacort(R), Monoclate-P(R), Clexane(R)/Lovenox(R), Peflacine(R) and Selectol(R). The Company's licensed or owned patents expire at various times through the next twenty years. The U.S. Azmacort(R) patent expired in 1993 and U.S. FDA exclusivity of Dilacor(R) XR and Lozol(R) expired in 1995 and 1993, respectively. The 1994 General Agreement on Tariffs and Trade ("GATT") led to numerous changes in U.S. patent law. Provisions of GATT affect the life of both newly-issued and currently in-force U.S. patents. Certain RPR U.S. patents in force today will benefit from an extended patent term, but not with respect to those that were scheduled to have expired before late 1999. The Company has been granted Supplementary Certificates of Protection to extend the patent terms of several of its products in Europe.

  Product patent protection is no longer available in nearly all major markets for the active ingredients (such as ketoprofen, metronidazole, calcitonin, acebutolol and spiramycine) used in a number of the Company's leading products. The basic chemical patents for sodium cromoglycate have already expired, and such patents for nedocromil sodium expire principally between 1998 and 2006. The Company does not believe that the expiration of patent protection for the active ingredients used in its products has generally had a significant adverse effect on the Company because of the ability thus far to develop and patent new processes, formulations and uses and to position many of its products in specific market niches.

  The Company is routinely engaged in disputes over its patented products and processes, the more significant of which are discussed in "Legal Proceedings" herein. There are currently no significant disputes concerning its trademarks.

 Competition

  The Company operates in an intensely competitive global environment, encountering competition in all of its geographical markets from large national and international competitors. The Company's chief competitors include such companies as American Home Products Corp.; Bristol-Myers Squibb Co.; Ciba-Geigy Ltd.; Eli Lilly and Co.; Glaxo Wellcome p.l.c.; Hoechst Marion Roussel, Inc.; Johnson & Johnson; Merck & Co., Inc.; Pfizer Inc.; Roche Holdings; Sandoz Ltd.; Schering-Plough Corp.; SmithKline Beecham; Pharmacia and Upjohn, Inc. and Warner-Lambert Co. These and other competitors have substantial resources available for research, development and marketing activities.

  In general, a pharmaceutical offering may be subject to competition from alternative therapies during the period of patent protection and thereafter it may also be open to competition from generic offerings. The launch by other companies of new products or processes with therapeutic advantages can result in obsolescence and/or significant price erosion despite the existence of patent protection or recognized trademarks. Medical utility, product quality and marketing are other major competitive factors. Manufacturers of generic products typically do not invest as heavily in research and development and, consequently, are able to offer generic products at considerably lower prices than brand equivalents. A research-based pharmaceutical company may therefore seek to achieve a sufficient margin and sales volume during the period of patent protection to recover the original investment and to fund research for the future. There are, however, a number of factors that can enable products to remain viable once all forms of patent protection (product, process, formulation and use) have ceased. These include creating for the prescriber or the consumer a strong brand identification supported by an active trademark registration and enforcement policy; offering a range of alternative formulations that generic manufacturers typically cannot produce; or the manufacturing complexity of the active compound.

  Increasing governmental and other pressures in many countries in favor of the dispensing of generic products in substitution for brand-name products may increase competition for some of the offerings which are no longer covered by patents.

  The Company believes that its competitive position in the medium- to long-term depends largely on its ability to discover and develop innovative therapies, as well as on increasing productivity through improved manufacturing methods and marketing efforts, building leadership positions in targeted therapeutic areas, and maximizing the benefits of new business acquisitions and alliances.

 Research and Development

  The Company invests heavily in research and development, which management believes is critical to growth and competitiveness in the pharmaceutical industry. Research and development expenditures were $766 million in 1995, $606 million in 1994 and $561 million in 1993. Such expenditures represented 15% of net sales in 1995 and 14% of net sales in 1994 and 1993.

  The Company has concentrated research efforts at five research centers, in France (1), the United States (2), and the United Kingdom (2). See also "Properties."

  The Company has centralized its research in selected areas deemed by management to be of long-term market potential. Research and development programs are concentrated in several therapeutic areas: cardiovascular diseases, cancer, infectious diseases, respiratory diseases, bone metabolism/rheumatology, and central nervous system disorders/pain. The Company has development projects in various stages which include, but are not limited to, the following:

  Filed for registration in certain major markets:

  . Taxotere(R)*, an antitumor agent with potential therapeutic benefit against breast, lung and other forms of cancer;

  . Kestine(R)*, a non-sedating antihistaminic compound for treatment of seasonal or perennial allergic rhinitis;

  .  Menorest(R)*, an estrogen patch for female hormone replacement therapy;

  . Zagam(R)*, a broad spectrum anti-infective compound useful in treating respiratory tract infections (being developed in North America and co-developed in Europe through a joint venture with Dainippon);

  . Campto(R)*, a novel anticancer agent which is cytotoxic against a variety of solid tumors, notably colorectal cancer; and

  . Rilutek(R)*, a novel compound for the treatment of Amyotrophic Lateral Sclerosis (ALS).

    *  approvals received in certain markets

  Phase III in certain major markets:

  . Synercid(TM), an injectable streptogramin antibiotic for serious bacterial infections; and

  . Combi-patch, an estrogen/progestin combination transdermal patch for the relief of postmenopausal symptoms.

  Phase II in certain major markets:

  . a potent and selective inhibitor of the enzyme phosphodiesterase type IV indicated in inflammatory processes such as asthma and rheumatoid arthritis; and

  . an oral streptogramin antibiotic useful for community-acquired infections and potentially for pediatric use.

  Line extensions, in various stages of development, of marketed products:

  . new indications such as the treatment of unstable angina for the antithrombotic drug, Lovenox(R);

  . new formulations that are free of chlorofluorocarbons for Nasacort(R) (allergic rhinitis) and Azmacort(R) (asthma), as well as an aqueous formulation of Nasacort(R); and

  .  new formulations for Fisons' asthma products, Tilade(R) and Intal(R).

  There can be no assurance that the above compounds will ultimately be approved for commercial sale in those markets where no approval currently exists.

  In 1994, the Company formally created the RPR Gencell Division dedicated to the discovery, development, manufacture and commercialization of both in-vivo and ex-vivo cell and gene therapy products. Through associations with various biotechnology companies and research organizations worldwide, the division hopes to optimize existing technologies to accelerate the development of effective cell and gene therapies in the areas of oncology, cardiovascular diseases and central nervous system disorders.

 Governmental Regulation

  The worldwide pharmaceutical industry is subject to various governmental regulations with respect to the testing, approval, manufacture, labeling, marketing, efficacy and safety of pharmaceutical products. Such regulation significantly affects the time and expense associated with bringing new pharmaceutical products to market. In the United States, under the Food, Drug and Cosmetic Act, the Company's products are subject to pre-market approvals, strict standards regarding manufacture and safety, and detailed labeling and promotion requirements. Generic substitution laws at the state level permit, or in some instances mandate, the dispensing pharmacist to substitute a lower cost generic equivalent version of the drug prescribed. In Europe, the European Medicines Evaluation Agency ("EMEA") established new procedures for drug approvals in 1995 whereby a single approval could become effective throughout the entire European Union. EMEA initiatives should generally speed access to the market of new chemical entities and result in better harmonization of prescribing information.

  In recent years, governments in many of the Company's major markets have instituted programs aimed at reducing overall health care costs through control of pharmaceutical prices, reimbursement levels or prescription volumes. In the United States, a variety of legislative proposals regarding health care costs, program access and prescription drug pricing have been discussed in recent years. Although major health care reform initiatives have not been adopted, federal and state governments will continue to explore incremental health care measures including appropriate drug utilization and pricing through such vehicles as managed-care programs. U.S. federal and state governments also continue to seek means to reduce the cost of pharmaceuticals paid for with federal and state funds. Under programs currently in place, the Company is required to pay to the states certain statutorily-prescribed rebates on Medicaid purchases in order for its prescription drugs to be eligible for reimbursement under state Medicaid plans. The form and extent of future Medicaid/Medicare reform measures is yet to be determined; however, there will be increasing government incentives to capitate public sector beneficiaries from traditional fee for service coverage into managed-care plans.

  In France, the government regulates prices on new prescription pharmaceuticals and price increases on existing medicines. These direct price controls have traditionally maintained prices at a comparatively low level relative to other markets and slowed the emergence of generic competition. Government measures to reduce the nation's health care deficit have therefore focused on limiting the volume of prescriptions written by physicians. In 1994, the French government and certain pharmaceutical manufacturers, including the Company's three major ethical subsidiaries, signed individual three-year policy agreements aimed at reducing the annual growth of reimbursable pharmaceuticals through a better mix of prices and volumes. In the fourth quarter of 1995, the French government announced a special levy on pharmaceutical companies payable in 1996. The government also introduced measures to increase the development of generic medications.

  In the Company's other major markets, including Germany, the U.K., Italy and Japan, national governments exert controls over pharmaceutical prices directly, by controlling admission to or levels for reimbursement programs, or through limits on profitability levels. The nature of such controls and their effect on the pharmaceutical industry vary greatly from country to country. It is not possible to predict the extent to which the Company or the pharmaceutical industry might be affected in the future by legislative or regulatory developments related to the matters discussed above.

 Environmental Matters

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

  Like many manufacturers, the Company has been advised of its potential responsibility relating to past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). The Company believes its share of liability, if any, for such matters to be negligible.

 Employees

  As of January 31, 1996, the Company and its subsidiaries had approximately 28,000 employees. In general, the Company considers its relations with employees worldwide to be satisfactory.

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

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
------------------------------                -------------------
Robert E. Cawthorn (60).......  Mr. Cawthorn has served as Chairman since 1986
 Chairman                        and served as Chief Executive Officer from 1985
                                 to April 1995. He previously served as
                                 President of the Company from 1988 to 1991.
Michel de Rosen (45)..........  Mr. de Rosen has served as Chief Executive
 President and Chief Executive   Officer since April 1995. Mr. de Rosen was
 Officer                         appointed President and Chief Operating Officer
                                 in 1993, having served as Chief Executive
                                 Officer of the Fibers and Polymers sector of RP
                                 since 1988.
Timothy Rothwell (45).........  Mr. Rothwell joined the Company as Executive
 Executive Vice President and    Vice President in January 1995. Previously, he
 President, Pharmaceutical       served as Chief Executive Officer and President
 Operations                      of the U.S. pharmaceutical business of Sandoz
                                 Pharmaceuticals from 1992 to 1994 and then as
                                 Senior Vice President of Worldwide Business
                                 Development and Licensing. In 1991, Mr.
                                 Rothwell was Vice President, Marketing and
                                 Sales at Burroughs Wellcome.
Alain Audubert (52)...........  Mr. Audubert joined the Company in his present
 Senior Vice President and       position in 1994, having served as Chief
 President, Worldwide            Executive Officer of Pasteur Merieux Connaught
 Industrial Operations           since 1990.
Richard T. Collier (42).......  Mr. Collier was appointed to his present
 Senior Vice President and       position effective January 1995, having served
 General Counsel                 as Vice President and General Counsel, U.S.
                                 since October 1992. Since joining the Company
                                 in 1986, Mr. Collier has held several positions
                                 in the legal organization including Vice
                                 President and Assistant Secretary and also
                                 served as Assistant to the Chairman of the
                                 Company.
Richard Forrest (47)..........  Mr. Forrest was appointed to his present
 Senior Vice President and       position in October 1995. Before that, he had
 General Manager, Europe         been General Manager, DOMA, since 1991. Mr.
                                 Forrest was Managing Director in Portugal from
                                 1988 to 1991.
Manfred E. Karobath, MD (55)..  Dr. Karobath joined the Company in 1992, having
 Senior Vice President and       served as Senior Vice President, Research and
 President, Research and         Development at Sandoz Pharma Ltd. in Basle,
 Development                     Switzerland since 1989.
Patrick Langlois (50).........  Mr. Langlois has served in his current position
 Senior Vice President and       since 1990. Previously, he served as Senior
 Chief Financial Officer         Vice President, Corporate Finance and
                                 Acquisitions of RP from 1988 to 1990.

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
------------------------------                -------------------
Hadia Lefavre (52)............  Ms. Lefavre joined the Company in October 1995,
 Senior Vice President and       having held various positions at Honeywell Bull
 General Manager, Human          since 1993, including Human Resources Vice
 Resources                       President of Top Executive Management. Ms.
                                 Lefavre also served as European Director for
                                 Human Resources and Quality for Oracle France
                                 in 1992 and as Director, Human Resources for
                                 Compaq Computer France from 1988 to 1992.
John D. Michelmore (53).......  Mr. Michelmore was appointed to his current
 Senior Vice President and       position in October 1995, having served as
 General Manager, Asia/Pacific   General Manager, Europe since 1993. Prior to
                                 that, he had served as Senior Vice President,
                                 Northern Europe since 1990.
Bernard Reculeau (45).........  Mr. Reculeau was appointed to his present
 Senior Vice President and       position in October 1995. Mr. Reculeau was
 General Manager, Emerging       General Manager, France and Benelux, from 1994
 Markets                         to 1995, and before that, Senior Vice
                                 President, Worldwide Industrial Operations
                                 since 1990.
Joseph C. Scodari (43)........  Mr. Scodari was appointed to his present
 Senior Vice President and       position in October 1995 having served as
 General Manager, Americas       Senior Vice President and General Manager,
                                 North American Ethicals since 1993. Mr. Scodari
                                 joined the Company in 1989, becoming Vice
                                 President and General Manager of U.S.
                                 Pharmaceuticals in 1991.
Philippe Maitre (39)..........  Mr. Maitre was appointed to his current position
 Vice President and Corporate    effective March 1, 1996, having served as Vice
 Controller                      President and Treasurer since 1994. Mr. Maitre
                                 joined the Company as Group Vice President,
                                 Finance and Planning for North America and
                                 Pacific Rim countries in 1993. Prior to that,
                                 he held various finance positions within RP,
                                 including General Manager, Finance and Planning
                                 of Rhone-Poulenc Japan from 1991 to 1993.

  No executive officer of the Company has any family relationship with any other.

ITEM 2. PROPERTIES

  A substantial portion of the Company's pharmaceutical production in most product categories is conducted in France, the United States, Germany, and the U.K. The Company has a total of 59 pharmaceutical plants throughout the world: in France (12), United States (4), elsewhere in Europe excluding France (14), Africa (8), Japan (1), other Asia (11) and Latin America (9). Included in the above are eight plants dedicated solely or partially to the production of bulk pharmaceuticals and chemicals. These plants are located in France (3), the United Kingdom (2), the United States (1), Germany (1) and Singapore (1). The Company is assessing plant rationalization programs which may include disposals of certain of the foregoing facilities.

  Research and development activities are conducted in facilities in Vitry-sur-Seine, France; Collegeville, Pennsylvania, United States; Dagenham, United Kingdom; Holmes Chapel, United Kingdom and Santa Clara, California, United States.

  The Company generally either owns its facilities or leases them under long-term leases. In 1992, the Company sold its U.S. research center/corporate office facility to a third party and leased it back on a triple net basis for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back with the facility.

  The Company's facilities are well maintained and generally adequate to meet its near-term needs. The Company is reviewing measures which would increase productive capacity with respect to certain recently approved products.

  Capital expenditures were $282 million in 1995, $230 million in 1994 and $250 million in 1993.

ITEM 3. LEGAL PROCEEDINGS

 Diethylstilbestrol ("DES") Litigation

  There are approximately four hundred and seventy legal actions pending against one or more current and/or former subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, the Company's subsidiaries are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the monetary damages sought in all of these DES actions are substantial, the Company believes that it has adequate defenses to DES claims. In May 1994, a proposed class action was filed on behalf of persons alleging injuries caused by DES and living in the state of Ohio (Kurczi, et al. v. Eli Lilly, et al., United States District Court for the Northern District of Illinois). The Company and certain of its current and former subsidiaries were named among the 192 defendants. Class certification was denied in February 1995. The Company was named in a putative class action, Ballo et al., v. Abbott Laboratories, et al., No. 96-CV-0774, filed in the United States District Court for the Eastern District of New York on February 21, 1996. The case, brought on behalf of all women in the United States exposed to DES while in utero, seeks compensation for future medical expenses allegedly associated with the exposure, as well as financial support for educational and research efforts related to DES. The class does not seek compensation for existing DES-related injuries. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights.

 AHF Litigation

  There are approximately three hundred and sixty-six lawsuits in the United States, seven in Canada and fifty-six in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately one hundred and fifteen cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

  In January 1993, a jury in Florida held that Armour was liable to the parents of a deceased HIV-infected hemophiliac for damages of approximately $2 million. Armour believed this verdict to be inconsistent with evidence specific to the case and, accordingly, filed motions with the trial court seeking reversal or, alternatively, a new trial. The trial court denied both motions and Armour appealed the judgment to the United States Court of Appeals for the Eleventh Circuit. In June 1995, the Court of Appeals issued an opinion reversing the verdict and remanding the case for a new trial because of prejudicial error in the district court's instruction concerning the learned intermediary doctrine. The court affirmed in respect to Armour's contentions regarding an absence of sufficient evidence of causation. Both parties' petitions for rehearing were denied, and the case was returned to the district court for retrial. In early January 1996, prior to retrial, the parties settled in this matter.

  In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in a state court in Louisiana on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision has been appealed by plaintiff to the state appellate court in Louisiana and was argued in March 1995. Additionally, in November 1993, a jury verdict in favor of Armour and the other plasma fractionators was obtained in an action pending in the United States District Court for the Northern District of Illinois. The jury concluded that the fractionators of Factor VIII concentrate in the early 1980s were not negligent as alleged and accordingly were not liable to the claimant. In March 1995, the United States Court of Appeals for the Seventh Circuit granted the plaintiffs' appeal in this action and remanded the case for a new trial because of improper closing argument by counsel for one of the other defendants. After the court issued its opinion in March, Armour reached an out of court settlement with the plaintiffs. Armour reasonably expects that other cases may proceed to trial in the future.

  In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Five proposed federal class action lawsuits (Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al., United States District Court, Idaho District; Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Eastern District of Louisiana; Timmy Dale Martin, et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Northern District of Alabama; Thorne v. Alpha Therapeutic, et al., United States District Court for the Eastern District of Lousiana and Morabito v. Rhone-Poulenc Rorer, et al., United States District Court for the District of Wyoming [removed from state Colorado court]), and two proposed state court class actions (Jeffrey Stanger, et al. v. Armour Pharmaceutical Company, et al., Superior Court, Pima County, Arizona and Jones v. Bayer Corporation et al, Florida), discussed further below, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago.

  In an August 1994 bench ruling and Memorandum Opinion, the Court in a proposed federal class action lawsuit captioned Wadleigh, et al. v. Armour Pharmaceutical Company, et al. (United States District Court, Northern District, Illinois) stated that it intended to certify the issue of negligence in that action for class action treatment, but that it would deny plaintiffs' motion for certification of an all-purpose class action and plaintiffs' motion for certification of the issues of strict liability, breach of warranty, proximate cause, and punitive damages. In September 1994, the Court denied the defendants' motion for reconsideration, and also denied defendants' request that it certify the issues for immediate consideration by the Court of Appeals. In an order entered in October 1994, the Court ruled that it would not certify plaintiffs' concert of action claim for class treatment. In November 1994, the Court entered its formal class certification order, and in December 1994 entered further orders regarding notice to the class and also denied class certification in the federal actions other than Wadleigh. Under the issue certification contemplated by the Court in Wadleigh, only the issue of negligence would have been tried on a class-wide basis. In the event of a defense verdict, all class members would have been bound thereby; in the event of a plaintiffs' verdict, it would have been necessary for each class member to attempt to utilize that favorable outcome in his own separate litigation. The class trial would not have involved any issues of causation or damages, or a determination as to any defenses such as the statute of limitations.

  As the facts in each individual lawsuit vary widely, Armour did not believe that class action status was warranted in the Wadleigh action. In December 1994, Armour and the other fractionator/defendants in Wadleigh filed a petition for a writ of mandamus in the Seventh Circuit Court of Appeals in Chicago seeking to have the class certification order vacated. In March 1995, the Court of Appeals granted the writ of mandamus and directed the District Court to decertify the plaintiff class. The plaintiffs thereafter filed a petition for rehearing and suggestion for rehearing en banc with the Court of Appeals. Plaintiffs' petition for rehearing was denied in April 1995. In June 1995, the Court of Appeals entered an order staying its mandate so as to permit the plaintiffs to seek a writ of certiorari from the United States Supreme Court. In July 1995, plaintiffs filed their petition for a writ of certiorari with the U.S. Supreme Court. In October 1995, the Supreme Court denied plaintiffs' petition. As a result, the negligence class previously certified by the District Court in Wadleigh was decertified in January 1996.

  As noted above, in May 1995, an additional purported "nationwide" class action (Jones) was filed in a Florida state court against the same defendants as in Wadleigh, together with a Florida plasma provider; plaintiffs' counsel consist of a subgroup of counsel from Wadleigh. The Jones action seeks certification of a nationwide class and a Florida subclass. Defendants removed the action to federal court. Plaintiffs' motion to remand the action was granted, and the case is now pending in state court in Dade County, Florida. Hearings on plaintiffs' motion for class certification are in progress. Defendants are vigorously opposing certification.

  With respect to this litigation, the Company has contractual rights to certain insurance coverage provided by carriers that insured Revlon, Inc., the party from whom it purchased Armour in 1986 ("Revlon carriers"). The Company also has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if self-insured retention levels from relevant insurable losses are exceeded.

  From late 1988 until November 1995, the Company was involved in litigation with a principal insurance carrier ("the principal carrier"), an umbrella insurance carrier ("the umbrella carrier") and many of the Revlon carriers, relative to carrier defense and indemnity obligations associated with the AHF litigation ("the insurance coverage litigation"). In late 1994, the Company settled the dispute being litigated with the principal carriers by entering into an agreement which defines the principal carrier's obligations with respect to the underlying AHF litigation. The Company also settled its disputes with the umbrella carrier and many of the Revlon carriers. After lengthy discussions, the Company and the remaining Revlon carriers in the insurance coverage litigation agreed in November 1995 regarding the extent and other conditions of coverage of those carriers, and the litigation was concluded. Based upon the above, the Company believes that there is a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5").

 Commercial Litigation

  Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(R). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position.

 Antitrust Litigation

  The Company has been named as a defendant in 130 antitrust lawsuits. It is presently a party to ten state court actions pending in California, two in Alabama and one each in Wisconsin, Washington, Minnesota, Colorado, Arizona, Maine, New York and Michigan. Additionally, the Company has been named in 109 antitrust actions brought in several federal courts which have been coordinated before a judge in the U.S. District Court for the Northern District of Illinois (Chicago). Eight of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. Two remaining California state court actions are also expected to be coordinated in San Francisco Superior Court. The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. The cases in New York, Arizona, Colorado, Washington, Maine and Michigan allege proposed consumer class claims. An Alabama state court has conditionally certified a consumer class action on behalf of Alabama residents and consumers in seven other states and the District of Columbia. On October 4, 1995, the Washington state court action was dismissed with prejudice with the court holding that Washington law did not permit a consumer action in this instance. This ruling is currently on appeal. The Colorado state court action was dismissed on January 23, 1996. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class was given and the opt-out period ended March 10, 1995. The trial of the class case is scheduled for May 7, 1996. The coordinating California state court certified retail and consumer classes in June 1995. These cases have been stayed pending resolution of the federal litigation. Notice to the retailer class was given and the opt-out period has expired; notice to the consumer class has not yet been provided.

  Motions for summary judgment have been filed in the class conspiracy case and are awaiting decision by the judge. In addition, several of the companies named as defendants in the federal class action, excluding RPR, have entered into a tentative settlement with independent and chain pharmacies who are members of that class. A federal judge will decide whether to approve the settlement following a hearing at the end of March 1996. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.

 Environmental Litigation

  Fisons plc has been named along with other defendants in a U.S. Federal Court action (Olin Corporation v. Fisons plc, et al., United States District Court for the District of Massachusetts) in which Olin Corporation is seeking to recover its response costs for environmental contamination resulting from operations at a Wilmington, Massachusetts facility. The facility was operated during the late 1960's by a separate Fisons entity. Fisons plc and another subsidiary, Fisons Finance Ltd., are named in a cross-claim and third-party complaint, respectively, filed by one of the co-defendants in the Olin action, NOR-AM Chemical Company ("NOR-AM"). NOR-AM is asserting claims for indemnification and/or contribution if it is found liable in Olin. Fisons plc has filed a motion to dismiss the Complaint for lack of personal jurisdiction. The Court has not yet ruled on this motion.

  The Company and/or its subsidiaries, including the recently acquired Fisons companies, have been named as potentially responsible parties at three sites on the U.S. National Priority List created by Superfund legislation.

 Patent and Intellectual Property Litigation

  In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor(R) XR product. In January 1995, the ITC Administrative Judge ruled that Dilacor(R) XR does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe has appealed to the Court of Appeals for the Federal Circuit.

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

  The outcomes of the referenced litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits may require substantial legal defense expenditures. The Company follows SFAS 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset insurance recoveries that are probable of occurrence as a result of the insurance coverage litigation settlement previously described. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the referenced matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY

  The price range at which the Company's common stock traded and the quarterly dividends paid per share during the last eight quarters are as follows:

                  QUARTER ENDED                     HIGH     LOW   DIVIDEND PAID
                  -------------                    ------- ------- -------------
December 31, 1995................................. $54.500 $43.750     $.30
September 30, 1995................................  45.875  40.500      .30
June 30, 1995.....................................  43.125  40.375      .30
March 31, 1995....................................  43.500  36.250      .30

December 31, 1994................................. $42.625 $35.250     $.28
September 30, 1994................................  39.125  30.500      .28
June 30, 1994.....................................  39.500  30.500      .28
March 31, 1994....................................  37.000  32.000      .28

  Rhone-Poulenc Rorer Inc. (RPR) common shares are listed and traded on the New York and Paris Stock Exchanges and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest Stock Exchanges.

  On January 31, 1996, there were approximately 6,712 holders of record of Rhone-Poulenc Rorer Inc. common shares.

ITEM 6. SELECTED FINANCIAL DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                 TEN-YEAR SELECTED FINANCIAL DATA (UNAUDITED)
            (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------------
                                   RESTATED
                            1995     1994     1993     1992     1991     1990     1989     1988     1987      1986
                          -------- -------- -------- -------- -------- -------- -------- -------- --------  --------
INCOME STATEMENT DATA:
Net sales...............  $5,142.1 $4,486.6 $4,019.4 $4,095.9 $3,824.3 $2,917.4 $1,182.2 $1,041.6 $  928.8  $  844.6
Operating income........     639.3    597.7    675.3    675.0    558.5     88.9    125.5    144.1    122.7      52.9
Income from continuing
 operations.............     356.5    367.1    421.1    423.3    326.5      1.0     86.5     61.8     54.3       3.5
Discontinued operations,
 net of tax:
 Gain on sale...........       --       --       --       --       --       --       --       --       --      122.1
Cumulative effect of
 change in accounting
 for income taxes.......       --       --       --      15.0      --       --       --       --     (35.5)      --
Net income available to
 common shareholders....     337.8    347.9    408.7    428.2    326.1      1.0     85.0     61.8     18.8     125.6
Primary earnings per
 common share:
 Continuing operations..      2.50     2.50     2.96     2.99     2.37      .01     1.33      .98      .84       .05
 Discontinued
  operations:
 Gain on sale...........       --       --       --       --       --       --       --       --       --       1.88
 Cumulative effect of
  change in accounting
  for income taxes......       --       --       --       .11      --       --       --       --     (0.55)      --
Primary earnings per
 common share...........      2.50     2.50     2.96     3.10     2.37      .01     1.33      .98      .29      1.93
Fully diluted earnings
 per common share.......      2.50     2.50     2.96     3.10     2.37      .01     1.21      .97      .29      1.93
Cash dividends per
 common share...........      1.20     1.12     1.00      .68     .445      .42     .405      .40     .386      .376
Research and development
 expenses...............     766.2    606.1    561.2    521.3    444.5    350.1    121.8    104.0     82.7      69.7
BALANCE SHEET DATA:
Working capital.........     384.5    591.7    446.6    667.1    407.0    391.3    436.9    312.4    226.6     155.7
Property, plant &
 equipment, at cost.....   2,876.5  2,310.9  1,958.6  1,855.9  2,027.8  1,930.7    488.2    395.7    363.5     333.0
Capital expenditures:
 U.S. corporate offices,
  research center and
  site..................       --       --       --      63.1    102.1     92.1     29.3     10.8      --        --
 Other..................     281.5    229.9    250.4    221.2    181.6    124.8     82.1     59.9     45.1      36.7
Total assets............   8,987.1  4,652.3  4,050.2  3,858.3  4,115.5  4,085.0  1,791.7  1,388.0  1,240.5   1,110.1
Long-term debt
 (including payable to
 RP)....................   2,684.4    439.9    432.2    779.7    960.5  1,634.3    882.5    564.6    509.7     444.3
Shareholders' equity....   2,357.2  2,110.4  1,821.2  1,568.3  1,298.6    693.5    439.9    414.2    368.8     390.4
Common shares
 outstanding at year-
 end....................     134.5    134.1    137.0    138.3    137.9    137.4     63.1     63.6     62.9      65.4
Book value per common
 share..................     12.50    12.75    10.37     9.17     7.24     5.05     6.97     6.51     5.86      5.97
OTHER DATA:
Employees...............    28,000   25,000   22,300   22,900   22,500   23,500    8,500    8,400    7,400     7,500
Sales per employee (in
 thousands).............       186      180      180      180      170      150      140      132      124       103

-------
Results for the first quarter of 1995 and for the full year 1994 have been restated to include the accounts of Cooperation Pharmaceutique Francaise ("Cooper") and a pharmaceutical business in Brazil from April 1, 1994 and January 1, 1994, respectively. Both businesses were acquired from Rhone-Poulenc S.A. ("RP") in 1995.
Results for 1995 include the operations of Fisons plc ("Fisons") from November 1, 1995.
Results include the accounts of the Human Pharmaceutical Business ("HPB") of RP from May 5, 1990.
Pretax restructuring and other charges totaled $60.0 million in 1995, $121.2 million in 1994, $93.8 million in 1993, $73.6 million in 1991 and $289.3 million in 1990 and $10.0 million in 1989. Results for 1995 also include $22.9 million of Fisons-related integration and other costs. Results for 1993 include $105.0 million proceeds from litigation settlement.
Acquired research and development expense charged to operations associated with the acquisitions of Fisons and Applied Immune Sciences, Inc. ("AIS") totaled $43.6 million in 1995. Acquired research and development expense included in equity losses of affiliates associated with AIS totaled $13.0 million, $11.0 million, and $27.0 million in 1995, 1994 and 1993, respectively.
Pretax gains on sales of product rights and investments totaled $49.5 million in 1995, $46.2 million in 1994, $30.2 million in 1993, $23.1 million in 1992,
$95.7 million in 1991, $78.8 million in 1990 and $30.9 million in 1989. Results for 1989 also include a $19.9 million pretax gain on contract termination fee.
Pretax charges included in other expense, net related to the reassessment of the carrying values of certain investments totaled $25.4 million in 1995 and $30.6 million in 1994.
Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes," and recorded a cumulative effect adjustment increasing 1992 income by $15.0 million. Prior years reflect the application of SFAS 96, "Accounting For Income Taxes," effective January 1, 1987.
Sales per employee for the years 1995 and 1990 have been restated on a pro forma basis to include Fisons and HPB, respectively, as if they were part of the Company from the beginning of the year reported.
Earnings per share for 1994 and 1995 reflect pro forma adjustments giving effect to interest and preferred dividends relative to the Cooper and Brazilian business acquisitions.
All share and per share data have been adjusted to reflect a two-for-one common stock split effective June 7, 1991.

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

STRATEGIC BUSINESS DEVELOPMENTS

  Through recent selected acquisitions and alliances, the Company has sought to solidify its position in targeted therapeutic areas and to strengthen its geographic presence in strategic markets:

  In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and Rhodia Farma, a pharmaceutical business in Brazil. Cooper has an extensive pharmacy distribution network in France and promotes the Company's self-medication products. Rhodia Farma strengthens the Company's presence in Brazil and increases access to other South American markets. The acquisitions of entities under common control were treated for accounting purposes on an "as-if pooling" basis and, accordingly, RPR restated its first quarter 1995 and full year 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 and January 1, 1994, respectively. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions. The discussion that follows reflects the effect of such restatements.

  In September 1995, the Company's Armour Pharmaceutical Company subsidiary ("Armour") completed the formation of a 50/50 global joint venture ("Centeon") with Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, in the plasma proteins business. Armour and Behring have complementary plasma proteins offerings and geographic strengths which position the joint venture as a global market leader. The joint venture's Board of Directors was formally established on January 1, 1996 at which time joint control and profit-sharing provisions took effect.

  In the fourth quarter of 1995, the Company acquired the U.K.-based pharmaceutical company Fisons plc ("Fisons"). Fisons has a strong respiratory product portfolio with established positions in the U.S., Europe and Japan. The combination of Fisons with RPR creates the fourth largest company worldwide in asthma/allergy with a comprehensive range of complementary products, expanded presence in major geographic markets and innovative inhalation delivery technologies. Two months of Fisons pharmaceutical operations are included the Company's 1995 results. Management anticipates that the impact of Fisons will be earnings-neutral in 1996 and accretive in 1997.

  In the fourth quarter of 1995, the Company also acquired the remaining outstanding shares that it did not own of Applied Immune Sciences, Inc. ("AIS"), a pioneer in cell therapy. The acquisition of AIS enhances the Company's ability, through its Gencell Division, to develop and commercialize ex-vivo cell and gene therapies and provides increased access to vector research.

INDUSTRY TRENDS

  In recent years, the worldwide pharmaceutical industry has been affected by government and private payor initiatives to reduce pharmaceutical prices and limit the volume of prescriptions written by physicians. In certain cases, companies may be able to negotiate terms or conditions which can minimize the effect of legislation on revenues. The degree to which pharmaceutical companies are individually affected depends upon each company's product portfolio and its ability to manage in the environment specific to each country.

  In the U.S., payment of rebates to state Medicaid programs, as required by existing legislation, reduced the Company's sales by $47 million in 1995, $40 million in 1994 and $34 million in 1993. Even without major government-mandated health care reform and government intervention, the U.S. marketplace continues to experience growth and consolidation of managed-care organizations which, on behalf of payors, seek to reduce health care costs. RPR, along with most pharmaceutical manufacturers, has reorganized its sales and marketing organizations to adapt to managed-care initiatives.

  In France, the Company's largest market, the government has continued its efforts to reduce the nation's health care deficit through such initiatives as special levies on pharmaceutical manufacturers coupled with compliance with individual three-year convention agreements and encouragement of more widespread generics offerings.

  In the Company's other major markets, including Germany, the U.K., Italy and Japan, national governments exert controls over pharmaceutical prices either directly, or by controlling admission to or levels for, government reimbursement or by limiting overall profitability levels. In Germany, a two-year government moratorium on price increases was lifted in 1995. Elsewhere, in Japan, a government-imposed biannual price reduction takes effect in April 1996.

  Whether initiated by governments or by private payors, the above measures tend to restrict future revenue and profit growth derived from existing products and, as a result, companies in the industry must look increasingly to achieve profitability objectives through more rapid commercialization of highly innovative therapies; integrated prescription, over-the-counter and generic product strategies; aggressive cost reduction; mergers or strategic alliances with others and creative marketing solutions to meet the needs of payors.

RESULTS OF OPERATIONS

 1995 Compared with 1994

  At $338 million, net income available to common shareholders was comparable with the prior year ($2.50 per share in both years). Results for 1995 included $127 million ($.75 per share) of charges associated with acquisitions, including pretax restructuring charges totaling $60 million, acquired research and development of $44 million and $23 million of integration and other costs. Results for 1994 included pretax restructuring charges of $121 million ($.58 per share).

 Sales

  At $5,142 million, reported sales for the full year 1995 increased 15%. The favorable effects of currency fluctuations due to a weaker U.S. dollar (+5%) were partially offset by product divestitures (-4%), principally the Company's U.S. and Canadian over-the-counter businesses. Operational sales growth of 14% resulted from volume increases (+12%), including new product introductions (+1%) and two months of Fisons' sales (+3%), and net higher prices in Europe and in the U.S. prescription pharmaceuticals and plasma proteins businesses (+2%). No single product or offering contributed more than 6% of worldwide sales in 1995 and the ten largest products contributed approximately 35%.

  In the tables and discussion which follow, percentage comparisons of sales are presented excluding the effects of currency fluctuations unless otherwise noted. Certain reclassifications have been made from amounts shown in prior periods for therapeutic area totals to conform to classifications now used by the Company.

  Sales by geographic area were as follows (% change excludes the effects of product divestitures and currency fluctuations):

                                               1995    %     1994    %     1993
                                              SALES  CHANGE SALES  CHANGE SALES
                                              ------ ------ ------ ------ ------
                                                       ($ IN MILLIONS)
U.S.......................................... $1,314  +17%  $1,262  +13%  $1,120
                                              ------  ---   ------  ---   ------
France.......................................  1,820  + 9%   1,507  +10%   1,375
Other Europe.................................  1,207  +11%   1,016  + 3%     978
Rest of World................................    801  +24%     702  +30%     546
                                              ------  ---   ------  ---   ------
Total Non-U.S................................  3,828  +13%   3,225  +11%   2,899
                                              ------  ---   ------  ---   ------
Total Sales.................................. $5,142  +14%  $4,487  +12%  $4,019
                                              ======  ===   ======  ===   ======

  In the United States, sales of prescription pharmaceuticals (Azmacort(R), Lovenox(R), Dilacor(R) XR and DDAVP(R)) grew at double-digit rates from 1994 which was affected by trade inventory reductions in the first half of the year. Sales of plasma proteins (Albuminar(R) and recombinant Factor VIII offerings) also performed well, although growth rates were somewhat reduced from those recorded in the prior year. Fisons products also contributed to U.S. sales growth in the fourth quarter. Sales in France reflected improved performance of the analgesic Doliprane(R) and higher sales of Clexane(R), Maalox(R) and Granocyte(R). Sales also benefitted from inclusion of a full year of Cooper sales compared with nine months in 1994. In Other European markets, before the impact of Fisons sales, sales of prescription pharmaceuticals increased in Germany (+12%) and in Italy (+8%) where Granocyte(R) was launched in the second quarter. Sales of ethical products, particularly Frumil(R) and Orudis(R), continued to be impacted by generic competition in the U.K. (-3%). Expansion in Central and Eastern European markets added to regional sales results. Two months of Fisons product sales contributed approximately five percentage points to sales growth in Other European countries, primarily in the U.K., Germany and Italy. Sales growth in the Rest of World area reflected continued expansion in South American markets, particularly Brazil and Argentina, and increased sales in Japan (+14%). Growth in Japan in 1996 will be affected by government price reductions to be imposed in April.

  Sales by therapeutic area were as follows:

                                                1995     %    1994    %    1993
     THERAPEUTIC AREA/PRINCIPAL OFFERINGS       SALES CHANGE* SALES CHANGE SALES
     ------------------------------------       ----- ------- ----- ------ -----
                                                        ($ IN MILLIONS)
TOTAL CARDIOVASCULAR/THROMBOSIS................ $979     +7%  $866   +15%  $743
Clexane(R)/Lovenox(R)..........................  300    +30%   214   +38%   153
Dilacor(R) XR..................................  146    +15%   128  +150%    51
Lozol(R)/Indapamide............................   91    -12%   104   -12%   118
Selectol(R)/Selecor(R).........................   70    +18%    55    +8%    50
--------------------------------------------------------------------------------
TOTAL ANTI-INFECTIVES/ONCOLOGY.................  686    +13%   572    +4%   542
Flagyl(R)......................................  118    +24%    97   +28%    77
Granocyte(R)...................................   47   +134%    18    N/A   --
--------------------------------------------------------------------------------
TOTAL CENTRAL NERVOUS SYSTEM/ANALGESICS........  608    +16%   488    +5%   457
Doliprane(R)...................................  143    +21%   107    +2%   102
Imovane(R)/Amoban(R)...........................  125    +24%    94    +7%    85
--------------------------------------------------------------------------------
TOTAL PLASMA PROTEINS..........................  592    +13%   510   +26%   400
Albuminar(R)...................................  199     +9%   179   +14%   154
Factor VIII....................................  205    +25%   158   +37%   114
--------------------------------------------------------------------------------
TOTAL RESPIRATORY..............................  578    +31%   433    +6%   407
Azmacort(R)....................................  208    +42%   147    +3%   143
Nasacort(R)....................................   87     -4%    90   +14%    79
--------------------------------------------------------------------------------
TOTAL GASTROINTESTINAL.........................  397    -20%   474    -4%   490
Maalox(R)......................................  170    -34%   249    +4%   239
--------------------------------------------------------------------------------
TOTAL BONE METABOLISM/RHEUMATOLOGY.............  369     +2%   344   -10%   381
Orudis(R)/Profenid(R)/Oruvail(R)...............  204     +2%   192   +10%   173
Calcitonins....................................  102     -2%    98   -39%   163
--------------------------------------------------------------------------------
OTHER THERAPEUTIC AREAS........................  933     +9%   800   +33%   600
DDAVP(R).......................................   96    +14%    84   +16%    73
--------------------------------------------------------------------------------

* Percentage change calculation excludes effects of currency fluctuations.

  Sales of the thrombosis product Clexane(R)/Lovenox(R), a low molecular weight heparin, reached $300 million in 1995, fueled by continued strong performance in the U.S., France and Germany. In 1995, Lovenox(R), available in the U.S. since 1993 for the prevention of deep vein thrombosis following hip replacement surgery, was approved by the U.S. Food and Drug Administration ("FDA") for use following knee replacement surgery. The cardiovascular product Dilacor(R) XR, a once-daily calcium channel blocker, recorded good growth despite the loss of FDA exclusivity in midyear. Management does not anticipate that sales of Dilacor(R) XR will be affected by generic competition before 1997. Dilacor(R) XR, available in the U.S. since 1992 for the treatment of hypertension, received FDA approval in 1995 for the management of chronic stable angina. Although brand sales of Lozol(R), a diuretic for treatment of hypertension, were up slightly from 1994, total indapamide product sales declined due to reduced sales of the Company's generic form.

  Increased sales of anti-infectives reflected continued expansion in South American markets, particularly of the antiparasitic Flagyl(R). While overall performance of anti-infectives in France improved from 1994, the French antibiotics market has become increasingly competitive. Sales in France were also negatively impacted by the loss of sales of the quinolone antibiotic Zagam(R) in the second half of the year due to labeling restrictions following photosensitivity concerns. Zagam(R) remains a second line therapy in France for community-acquired pneumonia.

  The Company's portfolio of oncological products grew significantly during 1995. As a result of additional approvals received during the year, Granocyte(R), a recombinant GCSF for chemotherapy-induced neutropenia, is now available in all European Union countries. Taxotere(R), a semi-synthetic taxoid for solid tumors, was approved in more than 20 countries for the treatment of advanced metastatic breast cancer and in six countries for the treatment of non-small cell lung cancer. In October 1995, the Company received an approvable letter from the FDA with respect to Taxotere(R) for use in the treatment of advanced breast cancer. Campto(R), a topoisimerase-1 inhibitor for colorectal cancer, was approved in France for second-line therapy; the Company has the rights to Campto(R) in over 120 countries excluding the U.S. and Japan.

  Sales of each of the Company's principal central nervous system/analgesic products, Doliprane(R) and Imovane(R)/Amoban(R), exceeded $100 million in 1995. Doliprane(R), which is marketed in France, performed favorably compared with the prior year which was affected by weak demand. Imovane(R)/Amoban(R), a non-benzodiazepine sleeping agent registered sales increases in Europe (France, Germany, and the U.K.) and in Japan. In the fourth quarter, the FDA approved the Company's product Rilutek(R) (riluzole) for treatment of Amyotrophic Lateral Sclerosis ("ALS"). Rilutek(R) is the first approved drug shown to be effective in the treatment of ALS.

  The major plasma proteins (Factor VIII offerings and Albuminar(R)) marketed by Armour Pharmaceutical Company performed consistently well throughout the year. Albuminar(R) registered double-digit growth in the U.S. with sales also above prior year levels in Japan. Sales of Monoclate(R) increased modestly as higher sales in Europe were partially offset by slight declines in the U.S. due to increased sales of the recombinant brands, Bioclate(R) and Helixate(R). Sales of Armour's U.S. immune globulin offerings (Gammar(R) IV) experienced shortfalls as a result of a voluntary withdrawal in the first half of the year in response to the FDA's industry-wide request that such products undergo a new testing technique. In the second half of the year, Armour received FDA approval for Gammar(R) IV-P pasteurized immunoglobulin which replaces Gammar(R) IV. Joint control provisions of the Centeon joint venture took effect on January 1, 1996 at which time Armour sales were no longer reflected in the Company's reported sales.

  Sales of Azmacort(R), an inhaled steroid for asthma sold in North America, surpassed $200 million and registered growth over the prior year which was negatively affected by trade inventory reductions. The impact of a competitive entry kept North American sales of Nasacort(R), an inhaled steroid for allegeric rhinitis, below prior year levels. The fourth quarter acquisition of Fisons enhances the Company's global respiratory franchise, providing a more comprehensive respiratory product portfolio and an improved geographic presence. Two months of Fisons respiratory products sales included in the Company's reported sales approximated $89 million, a significant portion of which represented sales of sodium cromoglycate-based products, principally the bronchial asthma product Intal(R) and nedocromil sodium-based products, principally the bronchial asthma product Tilade(R).

  The antacid Maalox(R) performed well in Europe (France, Poland and Germany). In Japan, Maalox(R) sales, fueled by the late 1994 launch of Maalox(R) granules, grew at a rate that exceeded that of the overall antacid market. In January 1995, the Company completed the transfer of its Canadian Maalox(R) product rights to Ciba-Geigy Ltd. ("Ciba"); the Company's U.S. rights were tranferred to Ciba in December 1994. Reported sales for 1994 included approximately $114 million of U.S. and Canadian Maalox(R) sales.

  Increased sales of Orudis(R)/Profenid(R)/Oruvail(R), a ketoprofen-based anti-inflammatory agent, resulted principally from growth in South American countries. Elsewhere, Orudis(R) experienced declines in the U.K. and in France. Sales of calcitonin products for bone disorders were slightly below 1994 levels as higher sales in Japan and Brazil were offset by overall declines in the U.S. due to generic competition and in European markets, particularly Italy, where calcitonins continue to be affected by governmental programs. In 1995, the Company received approval in more than ten countries for Menorest(R), a hormone replacement skin patch for treatment of postmenopausal symptoms and the prevention of osteoporosis.

  Sales increases in other therapeutic areas were partially attributable to sales of the Cooper and Rhodia Farma subsidiaries in addition to increased sales of dermatological products. Other therapeutic area sales included
U.S. sales of DDAVP(R) for nocturnal enuresis. In 1995, DDAVP(R) tablets for the treatment of central diabetes insipidus received FDA approval.

 Operating Income

                                        YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
                                                       1995                 1994
                                                       VS.                  VS.
                              1995          1994       1994      1993       1993
                          ------------  ------------  ------ ------------  ------
                                 % OF          % OF     %           % OF     %
                            $    SALES    $    SALES  CHANGE   $    SALES  CHANGE
($ IN MILLIONS)           ------ -----  ------ -----  ------ ------ -----  ------
Gross margin............  $3,396 66.0%  $2,931 65.3%    16%  $2,693 67.0%      9%
Selling, delivery and
 administrative
 expenses...............   1,864 36.2%   1,606 35.8%    16%   1,468 36.5%      9%
Research and development
 expenses...............     766 14.9%     606 13.5%    26%     561 14.0%      8%
Operating income........     639 12.4%     598 13.3%     7%     675 16.8%  (11.5)%

  Increased gross profit as a percentage of sales in 1995 reflected the favorable impact of price and benefits of plant rationalization and productivity improvement programs, partially offset by the impact of the lower-margin Cooper business and unfavorable product mix. The Company hopes to achieve further margin improvements in 1996 and beyond through continued cost containment efforts coupled with the favorable margins associated with internally developed global new products.

  Commercial expenses increased as a percentage of sales as a result of higher selling and promotional costs in the U.S. pharmaceuticals business associated with new products, sales force expansions in support of South American markets, and increased selling expenses due to volume improvements in Japan, Germany and Italy. Commercial expense ratios in 1995 benefitted from the absence of the higher advertising and promotional costs associated with the Company's North American over-the-counter business in 1994. Administrative expenses declined slightly as a percentage of sales in 1995 as a result of the Company's ongoing cost containment programs. Amortization of goodwill and intangibles related to the Fisons acquisition contributed to higher 1995 selling, delivery and administrative expense ratios. Management anticipates that selling, delivery and administrative expenses as a percentage of sales before the effect of amortization will be favorably impacted in 1996 and thereafter as the synergies from the integration of the Fisons business and further benefits of cost structure improvement programs are realized.

  The Company's investment in research and development approached 15% of sales in 1995, reflecting the higher costs associated with bringing late-stage projects (Taxotere(R), Campto(R), Rilutek(R), Menorest(R) and Lovenox(R) new indications) to market. The Company anticipates that research and development expenses will stabilize as a percentage of sales over the next two years. Among the Company's more significant Phase III projects are Synercid(TM), an injectable streptogramin antibiotic for serious bacterial infections and Combi-patch, an estrogen/progestin combination transdermal patch for relief of postmenopausal symptoms.

  In 1995, the Company recorded $44 million of acquired research and development expense in connection with the Fisons and AIS acquisitions, representing research and development activities of the acquired companies for which technological feasibility has not yet been established and for which no alternative future use exists.

  In December 1995, the Company recorded a $60 million pretax charge related to the restructuring of RPR operations as a direct result of the Fisons acquisition. As part of the Fisons purchase price allocation, the Company has also recorded an estimated $100 million liability for the restructuring of Fisons operations; management is in the process of finalizing the programs specific to the Fisons business. The combined $160 million liability represents expected cash outlays, which will be principally severance-related, associated with eliminating approximately 1,900 positions primarily in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K., although other locations will also be affected. Additional workforce reductions associated with selected divestitures are also expected, bringing the total number of positions affected to approximately 2,900 by the end of 1997. Average annual cost savings and sales synergies associated with the Fisons acquisition are expected to approximate $200 million, with an estimated 65% of that amount expected to be realized in 1996.

  In 1994, the Company recorded a $121 million charge related to a global restructuring plan. Current year cash outlays associated with the plan approached $48 million; asset writeoffs were not significant. Pretax savings as a result of the restructuring program approximated $34 million in 1995 and over 1,070 positions have been affected by the 1994 plan. In 1993, the Company recorded pretax charges of $94 million for the cost of certain restructurings, principally in Europe, and increased provisions for certain litigation. The 1993 program was substantially completed in 1995 with current year cash outlays totaling $10 million. Over 800 positions were affected by the 1993 plan.

  Excluding restructuring in both years and other acquisition-related items in 1995, operating income margin declined approximately one percentage point from 1994 as a result of significant investment in research and development activities and increased marketing efforts associated with the introduction of new products.

 Interest, Other Expense and Taxes

  Net interest expense increased 80% to $85 million in 1995, primarily as a result of increased borrowings principally in support of the fourth quarter acquisition of Fisons. Interest expense in 1996 will be significantly higher due to higher average net debt balances throughout the year. At December 31, 1995, approximately 85% of the Company's debt was at variable rates of interest after the effect of interest rate swap contracts as compared to year-end 1994 when substantially all the Company's debt was variable-rate. The Company has increasingly used interest rate swaps to fix certain pieces of U.S. dollar-denominated debt due to the attractive U.S. interest rate environment.

  In December 1995, the Company issued $500 million of undated capital equity notes to RP. Semiannual remuneration on the unpaid principal balance of the notes is based on the London Interbank Offering Rate plus a margin.

  Despite higher short-term interest rates in the U.S. in early 1995, year-on-year preferred dividends declined slightly due to the third quarter redemption of the Company's outstanding Market Auction Preferred Shares.

  Gains on sales of assets, including the sale of assets related to the Company's Canadian over-the-counter business and certain European product rights, totaled $50 million in 1995. Similar gains, including the sale of the Company's U.S. over-the-counter business, totaled $46 million in 1994.

  Other expense-net included $13 million of first quarter acquired research and development expense related to an additional investment in AIS and charges of $25 million related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation. In 1994, the Company recorded $11 million of AIS-related acquired research and development and $31 million for asset carrying value reassessments.

  The Company's reported effective income tax rate was 33.7% in 1995 compared with 28.4% in 1994 as a result of certain one-time items in 1995 including non-deductible acquired research and development expense and the estimated impact of a special levy in France. The impact of the French levy on the effective income tax rate was moderated to approximately one percentage point by other favorable changes resulting from corporate tax planning strategies.

 1994 Compared with 1993

  On sales of $4,487 million, net income available to common shareholders in 1994 was $348 million ($2.50 per share on a pro forma basis), 15% below the prior year. Results included pretax restructuring charges of $121 million ($.58 per share) in 1994 and pretax income of $11 million ($.03 per share) in 1993 from the net effects of settlement of litigation less restructuring and other charges.

  Full year 1994 reported sales increased 12% primarily due to volume gains; approximately 8 percentage points of growth was due to the effect of acquired businesses. The impact of favorable currency fluctuations (+1%) was offset by product divestitures (-1%); price changes had no material effect on sales growth.

  Sales increases in the United States reflected growth of the Company's prescription pharmaceuticals (Dilacor(R) XR, Lovenox(R), DDAVP(R) and Nasacort(R)) following trade inventory adjustments in the first half of the year. Sales growth in France reflected the inclusion of nine months of Cooper sales in 1994; on a basis before contributions from Cooper, sales in France declined 3%, largely as a result of lower sales of anti-infectives. In Other European markets, sales of prescription pharmaceuticals in Germany recovered 14% from depressed prior year levels while ethical product sales in Italy (- 16%) and the U.K. (-11%) continued to be impacted by restrictive government programs. Higher sales in Eastern Europe and sales of generics in the U.K. contributed to the modest sales improvement in the Other Europe region. The Rest of World area benefited from the inclusion in 1994 of nine months of sales from a Cooper subsidiary and a full year of Rhodia Farma sales. On a basis before sales of the acquired businesses, regional sales increased 6% as declines in Japan stemming primarily from government-imposed price reductions were more than offset by sales growth in South America and the rest of Asia.

  Cardiovascular/thrombosis product sales were led by Clexane(R)/Lovenox(R) and Dilacor(R) XR. Sales of Clexane(R)/Lovenox(R) exceeded $200 million in 1994, with solid performance in the U.S. and Europe. Sales of Dilacor(R) XR more than doubled from the prior year. Despite higher sales of the Company's generic indapamide which partially mitigated the impact of reduced Lozol(R) brand sales, total indapamide product sales were below prior year levels as anticipated.

  Sales of anti-infectives were below prior year levels in France due to an increasingly competitive antibiotics market and comparison with strong prior year sales related to a high incidence of influenza. Sales of anti-infectives increased in South American countries, including contributions from Rhodia Farma, and in Asian markets.

  Sales of oncology products increased over the prior year driven by the 1994 launch of Granocyte(R) in France, Germany and other European markets. In 1994, the Company also acquired the U.S. and Canadian marketing rights to Oncaspar(TM) for use in the treatment of acute lymphoblastic leukemia.

  The major plasma proteins (Albuminar(R), Monoclate-P(R), Gammar(R) IV and Mononine(TM)) achieved double-digit sales growth, with particularly good performance in the United States. Monoclate-P(R) and Mononine(TM) also registered sales increases in European markets including France and Germany.

  Sales of Doliprane(R) improved in the second half of 1994 but remained essentially level year-on-year following a particularly strong 1993 influenza season. Increased sales in France and Japan of Imovane(R)/Amoban(R) were partially offset by reduced sales in the U.K. due to government-imposed price reductions.

  Respiratory product sales improved as U.S. ex-factory sales of the inhaled steroids Nasacort(R) and, to a lesser extent, Azmacort(R) recovered from the negative impact of trade inventory reductions in the first half of the year.

  A decline in sales of bone metabolism/rheumatology products included lower 1994 sales of calcitonin products in Italy, Spain and Japan. Generic competition in the United States also contributed to reduced calcitonin sales. Sales of Orudis(R)/Profenid(R)/Oruvail(R) improved on higher sales in Italy and South America offset by sales declines in Japan.

  Despite lower sales and declining market share in the U.S., worldwide sales of the antacid Maalox(R) increased modestly with good performance in European markets, particularly Germany, and Japan, where Maalox(R) granules were launched at the end of 1994. Reduced sales of Zoltum(R), a peptic ulcer medication co-marketed in France, and the daily fiber therapy product Perdiem(R) contributed to an overall sales decline of gastrointestinal products.

  Sales in other therapeutic categories included higher sales of DDAVP(R) and of dermatological products. The increase in other therapeutic area sales also reflected the integration of the Cooper business.

  Gross profit as a percentage of sales declined as the effect of manufacturing expense reductions was offset by the integration of the lower margin Cooper business. Despite increased spending in support of new products and in certain markets (Germany, Japan and South America), selling, delivery and administrative expenses decreased as a percentage of sales due to benefits of cost reduction initiatives. Selling, delivery and administrative expenses also reflected the lower commercial expense ratios of the Cooper business.

  Net interest expense declined 23% to $47 million in 1994 due to lower average worldwide net debt balances and lower average interest rates in Europe. Preferred dividends of $19 million were higher than the prior year due to a net increase in average outstanding preferred shares and the effect of higher U.S. short-term interest rates.

  At $84 million, other expense, net increased by $30 million in 1994, primarily due to the reassessment of the carrying value of certain of the Company's investments, including AIS call options. Equity losses associated with AIS, including acquired research and development, were $29 million. Other expense, net also reflected higher 1994 foreign exchange losses, including the effects of translation and financing in high inflation economies.

  The Company's reported effective tax rate was 28.4% in 1994 compared with 28.7% in 1993.

FINANCIAL CONDITION

 Cash Flows

  Net cash provided by operating activities was $502 million in 1995 compared with $685 million in 1994 and $721 million in 1993. The reduction in 1995 operating cash flows reflects increased working capital needs and higher payments for income taxes, including a $42 million tax payment related to the sale of the Company's over-the-counter business to Ciba. Prior year cash flows also benefited from the prepayment of a royalty associated with the Ciba transaction. The reduction in 1994 operating cash flows compared with 1993 reflected lower earnings and higher cash outlays for income taxes due to the 1993 deferral of tax payments. Operating cash flows in 1993 included the receipt of $105 million proceeds from the settlement of litigation.

  Net cash outflows of $3,093 million for 1995 investing activities included outlays of $3,238 million, before the effect of cash acquired, related to the acquisitions of Fisons, AIS, Rhodia Farma and Biogalenique. Of the $3,238 million, $2,961 million represented 1995 cash outflows associated with the acquisition of Fisons. Investments in technologies totaled $80 million and included the purchase of two million common shares of AIS in the first half of 1995 for $43 million. Proceeds from the sales of assets totaled $120 million and $163 million in 1995 and 1994, respectively, and included the transfers of the Company's Canadian (1995) and U.S. (1994) over-the-counter businesses to Ciba. Proceeds in 1995 also reflected the fourth quarter sale of a portion of Fisons' Laboratory Supplies Division for $35 million. The Company expects to complete the sale of a substantial portion of Fisons' Scientific Instruments Division in the first half of 1996. Capital expenditures totaled $281 million in 1995 as compared with $230 million in 1994 and $250 million in 1993. Outlays for capital expenditures in 1996 are expected to exceed 1995 levels due, in part, to investments in support of new products. Net cash outflows associated with net investment hedging totaled $15 million in 1995, of which $10 million related to settlement of hedging activities initiated by Fisons; net investment hedging cash outflows totaled $30 million in 1994.

  Financing activities provided cash of $2,588 million, reflecting a net cash inflow of $2,479 million provided by borrowings to finance the acquisition of Fisons and other businesses and the redemption of preferred shares. Cash inflows also included the issuance of $500 million of capital equity notes to RP. Financing cash outlays in 1994 and 1993 included the open market purchases of the Company's common shares for the Employee Benefits Trust totaling $110 million and $76 million, respectively. Cash dividends paid to common shareholders were $161 million ($1.20 per share) in 1995, $152 million ($1.12 per share) in 1994 and $138 million ($1.00 per share) in 1993. In February 1996, the Company paid shareholders a first quarter cash dividend of $.30 per share.

 Liquidity

  The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, short-term investments and time deposits) to net debt plus equity ratio increased to .56 to 1 at December 31, 1995 compared with .16 to 1 at December 31, 1994 as a result of increased borrowings principally in support of the Fisons acquisition. The ratio of current assets to current liabilities was 1.16 to 1 compared with 1.40 to 1 a year ago primarily as a result of an increase in short-term borrowings. In 1996 and further into 1997, the Company expects to achieve net debt reduction using cash flows from operations which should benefit from synergistic cost savings, and proceeds from selected divestitures.

  At December 31, 1995, the Company had total committed lines of credit of $4,145 million. Of this amount, $1,820 million represented short-term facilities with borrowings of $137 million outstanding; these facilities expired in February 1996. Of the remaining $2,325 million, $1,825 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. An additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. At December 31, 1995, borrowings outstanding under the Company's medium-term arrangements totaled $1,930 million at a weighted average annual effective interest rate of 6.0%. These borrowings plus an additional $395 million of short-term borrowings were classified as long-term debt at December 31, 1995 as the Company had the ability and intent to finance these amounts on a long-term basis under the above medium-term facilities.

  In 1995, the Company issued $500 million of undated capital equity notes to RP. Pursuant to the remaining portion of a $500 million shelf registration, the Company has the ability to issue $325 million in public debt securities and/or preferred shares.

  In October 1995, Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") lowered the Company's senior unsecured debt and preferred share credit ratings, attributing the change to the acquisition of Fisons. The Company's senior unsecured debt is now rated Baa1 by Moody's and BBB by S&P. The Company's preferred shares are now rated Baa2 by Moody's and BBB- by S&P.

  Management believes that cash flows from operations, supplemented by proceeds from selected divestitures and financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative therapies, build leadership positions in targeted therapeutic areas and maximize the benefits of business acquisitions and alliances. In 1995, the important new products Taxotere(R), Rilutek(R) and Campto(R) as well as new indications for Lovenox(R) received approvals in certain markets. With the acquisition of Fisons, the Company has established a strong respiratory franchise with increased geographic presence and the Centeon joint venture is positioned to become a global market leader in the plasma proteins business. The Company believes that the combination of these, as well as other, innovative products and business alliances will contribute to the Company's long-term liquidity.

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

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 429 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involve Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers; (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(R); and (5) potential responsibility relating to past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by Superfund legislation.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

 Recently Issued Accounting Standards

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996, and is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's quarterly or annual financial statements.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Statement encourages employers to account for stock compensation awards based on their fair value on the date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the effects on net income and earnings per share as if the new method had been applied. The Company adopted the disclosure-only approach of the Standard effective January 1, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                                         RESTATED
                                               1995        1994        1993
                                            ----------  ----------------------
Net sales.................................. $  5,142.1  $  4,486.6  $  4,019.4
Cost of products sold......................    1,746.4     1,555.8     1,326.3
Selling, delivery and administrative ex-
 penses....................................    1,863.7     1,605.8     1,467.8
Research and development expenses..........      766.2       606.1       561.2
Restructuring and other charges............      126.5       121.2        93.8
Proceeds from litigation settlement........        --          --        105.0
                                            ----------  ----------  ----------
  Operating income.........................      639.3       597.7       675.3
Interest expense...........................      105.2        55.3        71.2
Interest income............................      (20.3)       (8.2)      (10.4)
Gain on sales of assets....................      (49.5)      (46.2)      (30.2)
Other expense, net.........................       65.9        83.9        54.2
                                            ----------  ----------  ----------
  Income before income taxes...............      538.0       512.9       590.5
Provision for income taxes.................      181.5       145.8       169.4
                                            ----------  ----------  ----------
  Net income...............................      356.5       367.1       421.1
Dividends on preferred stock...............       18.7        19.2        12.4
                                            ----------  ----------  ----------
  Net income available to common sharehold-
   ers..................................... $    337.8  $    347.9  $    408.7
                                            ==========  ==========  ==========
Primary earnings per common share:
  Net income available to common sharehold-
   ers.....................................                         $     2.96
                                                                    ==========
  Net income available to common sharehold-
   ers, pro forma.......................... $     2.50  $     2.50
                                            ==========  ==========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               DECEMBER 31,
                                                             ------------------
                                                                       RESTATED
                                                               1995      1994
                                                             --------  --------
ASSETS
Current:
Cash and cash equivalents..................................  $  115.4  $  118.8
Trade accounts receivable less reserves of $87.3 (1994:
 $78.6)....................................................     956.8     812.1
Inventories................................................     765.6     612.5
Assets held for sale.......................................     228.8       --
Other current assets.......................................     723.0     543.3
                                                             --------  --------
    Total current assets...................................   2,789.6   2,086.7
Time deposits, at cost.....................................      83.0      55.8
Property, plant and equipment, net.........................   1,621.0   1,199.8
Goodwill, net..............................................   2,953.5     705.9
Intangibles, net...........................................     866.8     170.5
Other assets...............................................     673.2     433.6
                                                             --------  --------
    Total assets...........................................  $8,987.1  $4,652.3
                                                             ========  ========
LIABILITIES
Current:
Short-term debt............................................  $  384.2  $   90.5
Notes payable to Rhone-Poulenc S.A. & affiliates...........     127.6      37.3
Accounts payable...........................................     601.8     470.5
Income taxes payable.......................................      91.0      70.6
Accrued employee compensation..............................     137.8     150.9
Other current liabilities..................................   1,062.7     675.2
                                                             --------  --------
    Total current liabilities..............................   2,405.1   1,495.0
Long-term debt.............................................   2,159.0     408.6
Notes payable to Rhone-Poulenc S.A. & affiliates...........     525.4      31.3
Deferred income taxes......................................     365.5      31.6
Other liabilities..........................................   1,174.9     575.4
                                                             --------  --------
    Total liabilities......................................   6,629.9   2,541.9
                                                             --------  --------
Contingencies..............................................
SHAREHOLDERS' EQUITY
Market Auction Preferred Shares, without par value
 (liquidation preference $1,000 per share); authorized,
 issued and outstanding in 1994: 225,000 shares............       --      225.0
Money market preferred stock, without par value
 (liquidation preference $100,000 per share); issued and
 outstanding: 1,750 shares.................................     175.0     175.0
Capital equity notes.......................................     500.0       --
Common stock, without par value; stated value $1 per share;
 authorized 200,000,000 shares; issued and outstanding:
 134,528,487 shares (1994: 134,095,649 shares).............     139.5     139.1
Capital in excess of stated value..........................     153.2     412.2
Retained earnings..........................................   1,580.3   1,403.7
Employee Benefits Trust....................................    (185.7)   (185.7)
Cumulative translation adjustments.........................      (5.1)    (58.9)
                                                             --------  --------
    Total shareholders' equity.............................   2,357.2   2,110.4
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $8,987.1  $4,652.3
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                        FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                                       RESTATED
                                           1995          1994        1993
                                        ------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................. $      356.5  $    367.1   $    421.1
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization........        225.2       193.2        167.9
  Provision for deferred income taxes..        (15.8)      (67.5)       (40.8)
  Gain on sales of assets..............        (49.5)      (46.2)       (30.2)
  Deferred royalty income..............          --         24.0          --
  Equity losses of unconsolidated
   affiliates, net.....................         35.4        21.1         26.6
  (Increase) decrease in trade accounts
   receivable, net.....................        (35.2)       47.3        (33.0)
  (Increase) decrease in inventories...       (104.1)      (37.6)         2.5
  Increase in accounts payable.........         83.5        19.6         39.4
  Increase (decrease) in income taxes
   payable.............................        (81.4)       13.3         83.7
  Restructuring charges, net...........          3.5        68.3         44.6
  Other items, net.....................         83.8        82.8         39.0
                                        ------------  ----------   ----------
    Net cash provided by operating
     activities........................        501.9       685.4        720.8
                                        ------------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................       (281.5)     (229.9)      (250.4)
Businesses acquired, net of cash
 acquired of $474.7....................     (2,763.3)        --           --
Equity investment in Applied Immune
 Sciences, Inc. .......................        (42.5)        --        (117.3)
Investment in time deposits, net.......        (29.9)        8.5        (13.8)
Proceeds from sales of assets..........        120.4       162.6         52.0
Purchase of assets and investments.....        (81.6)      (35.3)       (15.0)
Net investment hedging, net............        (14.8)      (29.8)        (1.1)
                                        ------------  ----------   ----------
    Net cash used in investing
     activities........................     (3,093.2)     (123.9)      (345.6)
                                        ------------  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net.............        420.3      (223.1)      (240.0)
Proceeds from issuance of long-term
 debt..................................      2,231.3        67.9        108.2
Repayment of long-term debt............       (173.0)      (47.4)      (133.0)
Shares repurchased for Employee
 Benefits Trust........................          --       (109.9)       (75.8)
Dividends paid.........................       (179.9)     (170.7)      (149.2)
Issuance of money market preferred
 stock.................................          --          --         171.9
Redemption of Market Auction Preferred
 Shares................................       (225.0)        --         (75.0)
Issuance of capital equity notes.......        500.0         --           --
Issuances of common stock..............         14.0         2.6         17.8
                                        ------------  ----------   ----------
    Net cash provided by (used in)
     financing activities..............      2,587.7      (480.6)      (375.1)
                                        ------------  ----------   ----------
Effect of exchange rate changes on
 cash..................................           .2         2.5         (4.2)
                                        ------------  ----------   ----------
Net increase (decrease) in cash and
 cash equivalents......................         (3.4)       83.4         (4.1)
Cash and cash equivalents at beginning
 of year...............................        118.8        35.4         39.5
                                        ------------  ----------   ----------
Cash and cash equivalents at end of
 year.................................. $      115.4  $    118.8   $     35.4
                                        ============  ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
CASH PAID DURING YEAR FOR:
  Interest, net of amounts
   capitalized......................... $       99.2  $     61.7   $     82.4
  Income taxes......................... $      259.3  $    201.0   $    133.0
RECONCILIATION OF ASSETS ACQUIRED AND
 LIABILITIES ASSUMED:
  Fair value of assets acquired........ $    4,505.2  $    280.1          --
  Liabilities assumed..................     (1,348.2)     (173.0)         --
                                        ------------  ----------   ----------
    Net assets acquired................ $    3,157.0  $    107.1          --
                                        ============  ==========   ==========
  Cash paid for acquisitions........... $    3,238.0         --           --
  Capital contribution from RP S.A. ...       (273.2) $    107.1          --
  Preferred stock of subsidiary
   issued..............................        131.6         --           --
  Other non-cash items.................         60.6         --           --
                                        ------------  ----------   ----------
    Total consideration................ $    3,157.0  $    107.1          --
                                        ============  ==========   ==========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

 Principles of Accounting

  The Company's consolidated financial statements are prepared on a basis in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

 Cash and Cash Equivalents, Time Deposits and Restricted Cash

  The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. Investments with a maturity period of greater than three months but less than one year are classified as short-term investments. Certain mortgage-backed certificates, repurchase obligations and certificates of deposit with maturities of more than one year are classified as long-term time deposits. At December 31, 1995, the Company has $109.6 million of restricted cash, of which approximately $53.7 million is classified as a current asset, representing funds on deposit with a bank in an interest-bearing escrow account for payment of future operating lease obligations.

 Inventories

  Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) or average cost methods.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. For financial accounting purposes, depreciation is computed principally on the straight-line method over the estimated useful lives of the assets (generally, 20 to 30 years for buildings and 5 to 15 years for machinery and equipment). For income tax purposes, certain assets are depreciated using accelerated methods. Effective January 1, 1993, the Company extended the depreciation lives for certain production machinery and equipment. The change in estimate increased 1993 net income by $11.1 million.

 Goodwill and Intangible Assets

  Goodwill represents the excess of cost over the fair market value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period not to exceed forty years, and is reported net of accumulated amortization of $241.6 million in 1995 and $210.2 million in 1994. The Company assesses potential impairment of goodwill by comparing the carrying value of goodwill at the balance sheet date with anticipated undiscounted future operating income before amortization. Intangibles, which principally represent the cost of acquiring patents and product lines, are amortized over their estimated useful lives and are reported net of accumulated amortization of $106.3 million in 1995 and $121.2 million in 1994.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

 Income Taxes

  The Company and substantially all of its United States subsidiaries file a consolidated federal income tax return. No provision has been made for United States income taxes or withholding taxes on the unremitted earnings of non-U.S. subsidiaries which are intended to be indefinitely reinvested. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

 Advertising

  Advertising costs are generally expensed within the fiscal year that the costs are incurred, except for direct response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expenses primarily associated with the use of public media, medical publications and symposia totaled $200.3 million for the year ended December 31, 1995.

 Foreign Currency Translation

  Financial information relating to the Company's subsidiaries located outside the United States is translated using the current rate method. Local currencies are considered the functional currencies except in countries with highly inflationary economies.

 Recently Issued Accounting Standards

 SFAS No. 121

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996, and is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's quarterly or annual financial statements.

 SFAS No. 123

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Statement encourages employers to account for stock compensation awards based on their fair value on the date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company adopted the disclosure-only approach of the Standard effective January 1, 1996.

NOTE 2. ACQUISITIONS FROM RHONE-POULENC S.A.

  In 1995, the Company acquired from Rhone-Poulenc S.A. ("RP") the businesses of Cooperation Pharmaceutique Francaise ("Cooper"), primarily in France, and a pharmaceutical business in Brazil for cash and preferred stock of a French subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities at December 31, 1994, have a liquidation preference approximating 645.0 million French francs and pay dividends of 7.5% per annum on a stated value of 145.0 million French francs. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  For accounting purposes, the acquisitions of these entities under common control were treated on an "as-if pooling" basis and, accordingly, the Company restated its 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 (the date that Cooper was acquired by RP) and January 1, 1994, respectively. The effect of restatements in periods prior to 1994 was not material. The assets and liabilities of the acquired businesses were recorded by the Company at the carrying values used by RP as of the restatement dates. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions.

NOTE 3. FISONS

  On October 20, 1995, the Company acquired the outstanding shares of Fisons plc ("Fisons"), a U.K.-based pharmaceutical company, for a total purchase price, including expenses, approximating $3.0 billion. The acquisition was accounted for under the purchase method and, accordingly, the purchase price will be allocated based upon the fair values of the assets and liabilities acquired. Preliminary purchase price allocations have resulted in goodwill of approximately $2.3 billion and intangibles of approximately $600.0 million that will be amortized on a straight-line basis over lives of 40 years and 15 to 30 years, respectively. The purchase price allocation also includes $562.0 million related to estimated net deferred tax and other liabilities, including restructuring of the Fisons business. In connection with the acquisition, the Company also recorded in 1995 a charge of $21.0 million for acquired research and development related to Fisons research and development activities for which technological feasibility has not yet been established and no alternative future use exists.

  In addition to its pharmaceutical operations, the Fisons business included certain discontinued operations, namely the Laboratory Supplies Division, a distributor of laboratory equipment and supplies and clinical diagnostic products, and the Scientific Instruments Division, a manufacturer of instruments used in surface science and in elemental spectrometry and analysis. Substantially all of the Laboratory Supplies Division was sold prior to completion of the acquisition with related proceeds of $336.2 million. A smaller unit of the Division was sold in November 1995 for approximately $35.0 million. The sale of a substantial portion of the Scientific Instruments Division to Thermo Instrument Systems Inc. has received clearance from the Federal Trade Commission and is expected to be completed in the first quarter of 1996. The net assets of the Scientific Instruments Division are recorded at their estimated net realizable value and classified as assets held for sale at December 31, 1995. Results of operations of the Scientific Instruments Division from the date of acquisition to the date of sale are not expected to be material.

NOTE 4. APPLIED IMMUNE SCIENCES, INC.

  In 1993, the Company acquired for $117.3 million, including expenses, a 37% interest in Applied Immune Sciences, Inc. ("AIS") and call options to purchase up to six million additional shares. The companies also established joint ventures related to cell therapy products and services. In connection with the acquisition, the Company recorded a pretax charge for acquired research and development expense in equity losses of affiliates totaling $27.0 million in 1993. In both 1994 and 1995, AIS achieved a development milestone, each requiring RPR to purchase an additional one million AIS shares approximately equal to an additional 5% interest. In connection therewith, in the fourth quarter of 1994 and in the first quarter of 1995, the Company recorded pretax charges for acquired research and development expense of $11.0 million and $13.0 million, respectively.

  In the fourth quarter of 1995, the Company purchased for a cash price of $91.6 million, including expenses, the remaining 53%, or 7.2 million outstanding shares, of AIS not previously owned by RPR. Under the step-purchase method, the Company recorded additional intangible assets of approximately $73.5 million, to be amortized on a straight-line basis over eight years. The Company also recorded a charge to operations of $22.6 million for acquired research and development related to research and development activities for which technological feasibility has not yet been established and no alternative future use exists.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  The Company's 1995 reported research and development expenses include approximately $5.6 million representing December 1995 operations of AIS. Equity losses recorded prior to the acquisition of AIS' remaining outstanding shares totaled $25.3 million in 1995 and $17.6 million in 1994.

NOTE 5. JOINT VENTURE

  Under terms of a September 28, 1995 Amendment to the Joint Venture Agreement (the "Amendment"), the Company's Armour Pharmaceutical Company subsidiary ("Armour") and Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, completed the formation of Centeon, a 50/50 global joint venture in the plasma proteins business. The joint venture's Board of Directors was formally established on January 1, 1996, at which time joint control and profit-sharing provisions also took effect. Accordingly, the Company deconsolidated Armour's net assets at December 31, 1995. The operations of the Armour plasma businesses are included in the Company's reported results for the twelve months ended December 31, 1995.

NOTE 6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The following unaudited pro forma financial information has been prepared as if the acquisitions of Fisons and AIS and the formation of Centeon had occurred at the beginning of the periods presented. The results of operations of Fisons' Laboratory Supplies Division and Scientific Instruments Division are not included in the pro forma results for 1995 and 1994. The pro forma information presents the results of the Armour businesses contributed to Centeon as non-operating income from equity affiliates; sales recorded by these businesses approximated $489.0 million and $415.1 million in 1995 and 1994, respectively. The pro forma information also reflects 100% of the operating results of AIS as research and development expenses and eliminates the equity losses associated with the Company's prior equity investment in AIS. The pro forma information does not purport to be indicative of the Company's results of operations had the transactions actually occurred on the dates presented nor is it necessarily indicative of future operating results.

                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                               -------------------------------
                                                    1995            1994
                                               --------------- ---------------
                                               (IN MILLIONS, EXCEPT PER SHARE)
   Net sales.................................. $       5,316.1 $       4,799.3
   Operating income...........................           607.5           162.0
   Net income (loss) from continuing
    operations before
    nonrecurring charges available to common
    shareholders..............................           341.6           (66.4)
   Earnings (loss) per common share, restated
    pro forma................................. $          2.53 $          (.56)
   Average common shares outstanding..........           134.2           135.3

  Pro forma operating income for the year ended December 31, 1995 excludes $126.5 million of acquisition-related charges recorded by the Company including pretax restructuring charges of $60.0 million, acquired research and development expense of $43.6 million, and integration and other costs related to the Fisons acquisition of $22.9 million.

  Pro forma operating income for the year ended December 31, 1994 includes charges of $259.3 million recorded by Fisons in connection with the restructuring of its pharmaceutical operations and charges of $121.2 million for an RPR global restructuring plan.

  Pro forma net income (loss) from continuing operations before nonrecurring charges excludes a $133.4 million pretax gain on Fisons' sale of the greater portion of its research and development operations in the second quarter of 1995. Research and development expenses associated with the activities sold approximating $23.9 million are also excluded from the 1995 pro forma results. Pro forma net income (loss) from continuing

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES operations before nonrecurring charges also excludes one-time charges related to the Company's investments in AIS, including acquired research and development expense and the reassessment of call option values, totaling $13.0 million and $31.4 million in 1995 and 1994, respectively.

NOTE 7. RESTRUCTURING AND OTHER CHARGES

  In December 1995, the Company recorded a $60.0 million pretax charge related to the restructuring of RPR operations as a direct result of the Fisons acquisition. As part of the Fisons purchase price allocation, the Company has also recorded an estimated $100.0 million liability for the restructuring of Fisons operations; management is in the process of finalizing the programs specific to the Fisons business. The combined $160.0 million liability represents expected cash outlays, which will be principally severance-related, associated with eliminating approximately 1,900 positions primarily in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K., although other locations will also be affected. Additional workforce reductions associated with selected divestitures are also expected, bringing the total number of positions affected to approximately 2,900 by the end of 1997. Workforce reductions and associated cash outlays related to the program were not significant in 1995.

  In 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan that was substantially completed in 1995. Workforce reductions approximated 1,100 positions and were primarily from manufacturing, sales/marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere were also affected. Total cash outlays related to the plan through December 31, 1995 exceeded $81.7 million, of which $47.6 million pertained to 1995. Asset writeoffs in conjunction with certain production facilities totaled $26.9 million, of which $7.5 million occurred in 1995.

  A rollforward of the remaining 1994 restructuring provision is as follows:

                                             PAYMENTS/ TRANSLATION
                                  JANUARY 1,   ASSET   ADJUSTMENTS/ DECEMBER 31,
                                     1995    WRITEOFFS    OTHER         1995
                                  ---------- --------- ------------ ------------
                                              (DOLLARS IN MILLIONS)
   Social costs..................   $ 52.8    $ (41.6)    $ 2.4        $ 13.6
   Third parties.................      8.4       (6.0)       .5           2.9
   Asset writeoffs...............      8.2       (7.5)      --             .7
                                    ------    -------     -----        ------
     Total.......................   $ 69.4    $ (55.1)    $ 2.9        $ 17.2
                                    ======    =======     =====        ======

  In 1993, the Company recorded a pretax charge of $93.8 million for the cost of certain restructuring and manufacturing streamlining programs and increased provisions for certain litigation. The 1993 restructuring programs, principally in Europe, included restructuring of marketing and manufacturing operations in the Company's German and Italian prescription pharmaceutical businesses following governmental actions aimed at reducing prices and limiting prescription volume. The programs also included the divestment of a portion of a manufacturing facility in Monts, France which was completed in 1995. Total workforce reductions associated with the plan exceeded 800 positions.

  A rollforward of the remaining 1993 restructuring provision from January 1, 1995 is as follows:

                                             PAYMENTS/ TRANSLATION
                                  JANUARY 1,   ASSET   ADJUSTMENTS/ DECEMBER 31,
                                     1995    WRITEOFFS    OTHER         1995
                                  ---------- --------- ------------ ------------
                                              (DOLLARS IN MILLIONS)
   Social costs..................   $12.2     $ (9.9)      $ .7         $3.0
   Asset writeoffs...............     9.0       (8.6)        .7          1.1
                                    -----     ------       ----         ----
     Total.......................   $21.2     $(18.5)      $1.4         $4.1
                                    =====     ======       ====         ====

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

NOTE 8. GAIN ON SALES OF ASSETS AND PROCEEDS FROM LITIGATION SETTLEMENT

  In 1995, the Company recorded pretax gains of $49.5 million on sales of assets, principally the transfer of the Company's Canadian over-the-counter business to Ciba Geigy Ltd. ("Ciba"), and the sale of certain European product rights.

  In 1994, similar gains, including the gain on the sale of certain assets related to the Company's U.S. over-the-counter business to Ciba, totaled $46.2 million. Under terms of the U.S. transfer agreement with Ciba, the Company received a one-time payment totaling $178.0 million which included a prepaid royalty of $24.0 million for the year 1995. Additional royalties of $24.0 million are expected per year for six years. At the end of the seven-year period, Ciba has the option to purchase the U.S. product intellectual property assets for approximately $143.0 million.

  In 1993, pretax gains from asset sales including sales of product rights and certain investments totaled $30.2 million. In 1993, the Company also received $105.0 million cash proceeds from the settlement of a longstanding patent lawsuit with Baxter International concerning Factor VIII:C concentrates for the treatment of hemophilia.

NOTE 9. OTHER EXPENSE, NET

                                                        1995     1994    1993
                                                       -------  ------- -------
                                                        (DOLLARS IN MILLIONS)
   Equity losses of affiliates........................ $  44.4  $  46.5 $  50.0
   Minority interest..................................     4.9      3.3     3.8
   Foreign exchange (gains) losses....................    (4.7)    10.5    (2.5)
   Other, net.........................................    21.3     23.6     2.9
                                                       -------  ------- -------
                                                       $  65.9  $  83.9 $  54.2
                                                       =======  ======= =======

  Other, net for 1995 and 1994 includes charges of $25.4 million and $30.6 million, respectively, related to the reassessment of the carrying value of certain assets including those associated with the Company's prior investment in The Immune Response Corporation (1995) and AIS call options (1994).

NOTE 10. EARNINGS PER SHARE

  Earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of earnings per share calculations, net income available to common shareholders in 1995 and 1994 was adjusted for the pro forma effects of interest on indebtedness and preferred dividends relative to the acquisitions of businesses from RP totaling $1.6 million and $9.1 million, respectively. The weighted average number of shares used to compute primary earnings per common share was 134,228,677; 135,254,692 and 138,168,739 for the years 1995, 1994 and 1993, respectively. Common share equivalents in the form of stock options were excluded from the calculation as their dilutive effect was not material.

NOTE 11. INVENTORIES

                                                             1995       1994
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Finished goods........................................ $    346.2 $    323.2
   Work in process.......................................      140.6      125.0
   Raw materials and supplies............................      278.8      164.3
                                                          ---------- ----------
                                                          $    765.6 $    612.5
                                                          ========== ==========

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

NOTE 12. PROPERTY, PLANT AND EQUIPMENT, NET

                                                             1995       1994
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Land.................................................. $     62.2 $     66.3
   Buildings.............................................      880.0      658.2
   Machinery and equipment...............................    1,604.0    1,416.6
   Construction in progress..............................      330.3      169.8
                                                          ---------- ----------
                                                             2,876.5    2,310.9
   Less accumulated depreciation.........................    1,255.5    1,111.1
                                                          ---------- ----------
   Property, plant and equipment, net.................... $  1,621.0 $  1,199.8
                                                          ========== ==========

  The Company incurred $109.9 million and $58.7 million in interest cost in 1995 and 1994, respectively, of which $4.7 million and $3.4 million, respectively, was capitalized as part of the cost of additions to property, plant and equipment.

NOTE 13. DEBT

  Short-term debt consisted of the following:

                                                            1995        1994
                                                         ----------- ----------
                                                         (DOLLARS IN MILLIONS)
   Notes payable to banks............................... $     354.7 $     68.5
   Current portion of long-term debt....................        29.5       22.0
                                                         ----------- ----------
                                                         $     384.2 $     90.5
                                                         =========== ==========
   Notes payable to Rhone-Poulenc S.A. and affiliates... $     127.6 $     37.3
                                                         =========== ==========

  The weighted average interest rate of total outstanding short-term debt was 7.9% at December 31, 1995 (1994: 9.3%).

  Long-term debt, net of current portion, consisted of the following:

                                                              1995       1994
                                                           ----------- ----------
                                                           (DOLLARS IN MILLIONS)
   Notes payable at variable rates averaging 5.9% at 1995
    year-end (expected to be refinanced long-term).......  $   1,825.0 $   233.3
   9.15% Series A Senior Notes due 2004, with interest
    payable quarterly (guaranteed by Rhone-Poulenc
    S.A.)................................................         52.7      56.6
   8.95% Series B Senior Notes due 1997, with interest
    payable quarterly (guaranteed by Rhone-Poulenc
    S.A.)................................................          4.3       8.6
   Yen-denominated variable rate notes (1994 year-end
    rate 2.8%)...........................................          --       28.0
   Notes, mortgages and capitalized lease obligations at
    rates averaging 8.1% (1994: 8.1%)....................        277.0      82.1
                                                           ----------- ---------
                                                               2,159.0     408.6
   Notes payable to Rhone-Poulenc S.A. at rates averaging
    6.0% at 1995 year-end (expected to be refinanced
    long-term)...........................................        500.0       --
   Notes payable to Rhone-Poulenc S.A. and affiliates
    principally due in 2000 at rates averaging 8.4%
    (1994: 6.2%).........................................         25.4      31.3
                                                           ----------- ---------
                                                           $   2,684.4 $   439.9
                                                           =========== =========

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  At December 31, 1995, the Company had total committed lines of credit of $4,145.0 million. Of this amount, $1,820.0 million represented short-term facilities with borrowings of $137.0 million outstanding; these facilities expired in February 1996. Of the remaining $2,325.0 million, $1,825.0 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. An additional $500.0 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. Borrowings under the $2,325.0 million medium-term credit facilities bear interest at the London Interbank Offering Rate ("LIBOR"), plus any applicable margin and commitment fee. At December 31, 1995, borrowings outstanding under the Company's medium-term arrangements totaled $1,930.0 million. These borrowings plus an additional $395.0 million of short-term borrowings were classified as long-term debt at December 31, 1995 as the Company had the ability and intent to finance these amounts on a long-term basis under the above medium-term facilities. The $2,325.0 million of borrowings were in various currencies with interest rates as follows: $2,185.0 million in U.S. dollars at 6.0%, $69.0 million in French francs at 5.0%, $41.1 million in German marks at 4.4%, $16.6 million in Japanese yen at .9% and $13.3 million in British pounds at 7.2%. Amounts available under unused uncommitted lines of credit approximated $624.0 million at December 31, 1995.

  The aggregate maturities of all long-term debt at December 31, 1995, including related party debt, were: $29.5 million in 1996, $40.8 million in 1997, $38.6 million in 1998, $190.9 million in 1999, $2,347.3 million in 2000 and $66.8 million thereafter.

  The weighted average interest rate of total debt outstanding at December 31, 1995 was 6.4% (1994: 7.0%). At December 31, 1995, approximately 85% of the Company's debt was at variable rates of interest after the effect of interest rate swap contracts as compared to year-end 1994 when substantially all the Company's debt was variable-rate.

  Pursuant to the remaining portion of a U.S. shelf registration for $500.0 million, the Company has the ability to issue $325.0 million in public debt securities and/or preferred shares.

NOTE 14. LEASE COMMITMENTS

  The Company's capital lease arrangements pertain primarily to certain administrative and research facilities. The Company also occupies certain facilities and leases certain equipment and large-load vehicles under operating lease agreements. In 1992, the Company sold its U.S. corporate offices and research facility to a third party and leased it back for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back for thirty years with the facility. Related average annual accounting rent is $22.5 million.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Rent expense under operating leases was $104.2 million, $55.0 million and $49.4 million in 1995, 1994 and 1993, respectively. Related rental income totaled $37.7 million in 1995. Future minimum lease commitments under all leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1995 and related rental income under operating leases are as follows:

                                                              OPERATING LEASES
                                                             ------------------
                                                    CAPITAL     LEASE    RENTAL
                                                    LEASES   COMMITMENTS INCOME
                                                    -------  ----------- ------
                                                      (DOLLARS IN MILLIONS)
   1996............................................ $  6.2     $128.8    $ 55.4
   1997............................................    5.9      115.5      41.4
   1998............................................    4.1       73.2      19.7
   1999............................................    3.8       58.3      11.0
   2000............................................    3.8       44.5       --
   Thereafter......................................   20.5      557.1       --
                                                    ------     ------    ------
   Minimum lease payments..........................   44.3     $977.4    $127.5
                                                               ======    ======
   Less imputed interest...........................  (13.3)
                                                    ------
   Present value of minimum lease payments
    (current--$3.9, noncurrent--$27.1)............. $ 31.0
                                                    ======

NOTE 15. INCOME TAXES

  The components of income before income taxes are:

                                                          1995    1994    1993
                                                         ------- ------- -------
                                                          (DOLLARS IN MILLIONS)
   United States........................................ $ 241.3 $ 241.0 $ 289.1
   Non-U.S..............................................   296.7   271.9   301.4
                                                         ------- ------- -------
                                                         $ 538.0 $ 512.9 $ 590.5
                                                         ======= ======= =======

  The provisions for income taxes are:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
   Current:
     United States................................... $  96.9  $ 103.4  $ 100.2
     Non-U.S.........................................   100.4    109.9    110.0
                                                      -------  -------  -------
                                                        197.3    213.3    210.2
                                                      -------  -------  -------
   Deferred:
     United States...................................   (22.6)   (51.7)   (31.0)
     Non-U.S.........................................     6.8    (15.8)    (9.8)
                                                      -------  -------  -------
                                                        (15.8)   (67.5)   (40.8)
                                                      -------  -------  -------
                                                      $ 181.5  $ 145.8  $ 169.4
                                                      =======  =======  =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Deferred income taxes are provided for temporary differences between book and tax bases of the Company's assets and liabilities. Temporary differences giving rise to a significant portion of the deferred tax assets and liabilities at December 31 are:

                                                          1995         1994
                                                       -----------  ----------
                                                       (DOLLARS IN MILLIONS)
   Assets (liabilities):
     Depreciation and amortization.................... $    (328.2) $    (64.5)
     Pension..........................................        69.2        50.2
     Distributable earnings...........................       (66.9)      (26.2)
     Intercompany profit in ending inventory..........        60.8        36.2
     Net operating loss carryforwards.................        57.5        15.4
     Restructuring....................................        35.8        36.4
     Cost and equity investments......................        10.6        30.9
     Other, including nondeductible accruals..........       178.0       108.7
                                                       -----------  ----------
                                                              16.8       187.1
     Less valuation allowance.........................       (91.9)      (11.2)
                                                       -----------  ----------
     Deferred income taxes, net....................... $     (75.1) $    175.9
                                                       ===========  ==========

  The portion of the above net deferred tax assets (liabilities) classified as current was $211.1 million and $161.7 million at December 31, 1995 and 1994, respectively. At December 31, 1995, total deferred tax assets were $587.0 million and total deferred tax liabilities were $570.2 million before netting. At December 31, 1994, similar temporary differences gave rise to total deferred tax assets of $364.9 million and total deferred tax liabilities of $177.8 million. The increase in the valuation allowance at December 31, 1995 as compared with December 31, 1994 was primarily related to the Fisons acquisition.

  The differences between the U.S. statutory income tax rate and the Company's effective income tax rate are:

                                                          1995    1994    1993
                                                         ------  ------  ------
                                                          (PERCENT OF INCOME
                                                         BEFORE INCOME TAXES)
   U.S. statutory income tax rate.......................   35.0%   35.0%   35.0%
   Puerto Rico operations...............................   (3.1)   (5.0)   (3.6)
   Acquired research and development....................    2.8     --      --
   Non-U.S. tax rate differential.......................   (2.2)   (1.8)   (1.7)
   Research and development tax credits.................   (1.0)   (1.4)   (1.8)
   Other, net...........................................    2.2     1.6     0.8
                                                         ------  ------  ------
   Effective income tax rate............................   33.7%   28.4%   28.7%
                                                         ======  ======  ======

  The Company has subsidiaries in Ireland, Puerto Rico and Singapore, where earnings are either exempt or substantially exempt from income taxes under local government incentive programs, the latest of which expires in the year 2010.

  The Company has net operating loss carryforwards of $156.6 million for tax return purposes which expire principally through the years 1996-2010.

  The Company's U.S. tax return has been audited through 1989. The Company believes that potential adjustments from any open years would not have a material impact on the Company's financial position.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Unremitted earnings of subsidiaries which are intended to be indefinitely reinvested were $1,122.0 million at December 31, 1995. Withholding taxes payable if the entire amount of these earnings were remitted would be $67.5 million. U.S. income taxes payable if these earnings were remitted would be substantially offset by available foreign tax credits.

NOTE 16. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

  The funded status of the Company's plans at December 31 was as follows:

                                     1995                        1994
                          --------------------------- ---------------------------
                           PLANS WHOSE   PLANS WHOSE   PLANS WHOSE   PLANS WHOSE
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
                                           (DOLLARS IN MILLIONS)
Vested benefit
 obligations............     $(716.5)      $(428.6)      $(141.7)      $(330.7)
Nonvested benefits......        (3.5)        (87.8)         (4.2)        (71.1)
                             -------       -------       -------       -------
Accumulated benefit
 obligation.............      (720.0)       (516.4)       (145.9)       (401.8)
Projected future salary
 increases..............        (6.8)        (65.5)        (12.2)        (55.1)
                             -------       -------       -------       -------
Projected benefit
 obligation.............      (726.8)       (581.9)       (158.1)       (456.9)
Fair value of plan
 assets (invested
 primarily in equities
 and bonds).............       782.0         184.3         186.1         122.4
                             -------       -------       -------       -------
Plan assets in excess of
 (less than) projected
 benefit obligation.....        55.2        (397.6)         28.0        (334.5)
Unrecognized net
 transition (asset)
 liability..............         (.8)          2.5            .7           1.6
Unrecognized net (gain)
 loss...................       (27.1)         86.6         (30.3)         59.9
Unrecognized prior
 service cost...........        20.1          (3.8)         20.7           6.7
Adjustment required to
 recognize minimum
 liability..............         --          (63.5)          --          (52.4)
                             -------       -------       -------       -------
Prepaid (accrued)
 pension cost...........     $  47.4       $(375.8)      $  19.1       $(318.7)
                             =======       =======       =======       =======

  The accumulated benefit obligation of U.S. plans included in the above table was $186.1 million in 1995 and $132.8 million in 1994. U.S. plan assets were $165.4 million and $122.7 million at December 31, 1995 and 1994, respectively. Of the net accrued pension cost, $359.4 million and $306.2 million are included in other noncurrent liabilities in 1995 and 1994, respectively.

  The following items are the components of net periodic pension cost for the years ended December 31:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
   Service cost...................................... $  21.3  $  19.5  $  16.9
   Interest cost.....................................    56.7     46.2     42.7
   Actual return on plan assets......................   (39.7)   (26.6)   (49.9)
   Amortization and deferral.........................     8.2      5.7     27.2
                                                      -------  -------  -------
   Net periodic pension cost......................... $  46.5  $  44.8  $  36.9
                                                      =======  =======  =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Net periodic pension cost for U.S. plans included in the above amounts is $9.0 million, $12.2 million and $8.5 million for 1995, 1994 and 1993, respectively.

  The following weighted average assumptions, which are based on the economic environment of each applicable country, were used to determine the return on plan assets and benefit obligations:

                                                               1995  1994  1993
                                                               ----  ----  ----
   Discount rate.............................................. 8.1%  7.9%   7.7%
   Expected return on plan assets............................. 9.1%  9.6%  10.4%
   Rate of future compensation increases...................... 4.7%  3.8%   4.6%

  For U.S. plans, the discount rate was 7.75% in 1995, 8.5% in 1994 and 7.5% in 1993. The expected return on plan assets of 9.5% remained constant from 1993 through 1995. The rate of future compensation increases was 4.5% in 1995 and 1994 and 5% in 1993.

 Savings Plans

  The Company sponsors defined contribution savings plans covering substantially all U.S. employees. Company contributions to the plans may not exceed three thousand dollars per employee. Amounts charged to expense were $7.1 million, $7.3 million and $6.2 million in 1995, 1994 and 1993, respectively.

 Postretirement Benefits Other Than Pensions

  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and is amortizing the $6.0 million accumulated postretirement benefit obligation over twenty years. The Company's non-U.S. affiliates generally contribute to government insurance programs during the employees' careers and do not sponsor additional postretirement programs. In the United States, the Company grants retirees access to its medical, prescription and life insurance programs for a premium targeted to equal the cost of such benefits.

 Postemployment Benefits

  Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The new standard did not materially affect the Company's financial position or results of operations.

NOTE 17. STOCK PLANS

  Stock options and restricted shares have been granted to employees under plans approved by the shareholders in 1982 and 1985, as amended and restated in 1988 and 1990 ("the Stock Plan"). The aggregate number of shares originally available for issuance or transfer to employees under these plans was 7,000,000. Option prices are equal to the fair market value of the shares on the date of grant. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted. Shares issued under a restricted grant may not be sold or otherwise disposed of for a period designated by the Company. Restricted shares are returned to the Company if the grantee's employment terminates during the period of restriction. During the restriction period, the grantee is entitled to vote the shares and receive any dividends paid. The Stock Plan, as amended and restated, permits the Company to grant stock appreciation rights in tandem with stock options. As of December 31, 1995, no such rights have been granted. The Equity Compensation Plan adopted in 1990 supplements the Stock Plan by providing for an additional 6,000,000 shares that may be issued to participants after all shares authorized pursuant to the terms of the Stock Plan have been utilized. The terms

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES of the Equity Compensation Plan are substantially the same as those of the Stock Plan. The 1995 Equity Compensation Plan adopted in 1995 supplements the Stock Plan by providing for an additional 5,000,000 shares that may be issued to participants after all shares authorized pursuant to the terms of the Stock Plan and Equity Compensation Plan have been utilized. The terms of the 1995 Equity Compensation Plan are substantially the same as those of the Stock Plan and the Equity Compensation Plan.

  Effective January 1, 1993, the Company substantially curtailed the granting of restricted shares to employees. Due to employee terminations 1,678 and 2,228 restricted shares were returned to the Company in 1995 and 1994, respectively.

  Stock option activity is shown below:

                                     1995            1994            1993
                                --------------  --------------  --------------
                                (IN THOUSANDS, EXCEPT PRICE PER SHARE DATA)
   Shares under option at Jan-
    uary 1....................           7,147           5,815           4,999
   Additions (deductions):
     Granted..................           1,702           1,898           2,342
     Exercised................            (433)           (116)           (662)
     Canceled.................            (425)           (450)           (864)
                                --------------  --------------  --------------
   Shares under option at De-
    cember 31.................           7,991           7,147           5,815
                                ==============  ==============  ==============
   Options exercisable at De-
    cember 31.................           4,693           3,443           2,455
                                ==============  ==============  ==============
   Shares reserved for future
    grants....................           6,551           2,862           4,272
                                ==============  ==============  ==============
   Price range of options ex-
    ercised...................  $   4.67-46.38  $   8.24-30.18  $   7.92-41.63
   Price range for all options
    outstanding...............  $   4.67-64.00  $   4.67-64.00  $   4.67-64.00
   Price range for all options
    exercisable...............  $   4.67-64.00  $   4.67-64.00  $   4.67-63.00

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

NOTE 18. SHAREHOLDERS' EQUITY

                           MARKET     MONEY            COMMON  CAPITAL IN
                           AUCTION   MARKET   CAPITAL STOCK AT EXCESS OF            EMPLOYEE  CUMULATIVE
                          PREFERRED PREFERRED EQUITY   STATED    STATED   RETAINED  BENEFITS  TRANSLATION
                           SHARES     STOCK    NOTES   VALUE     VALUE    EARNINGS   TRUST    ADJUSTMENT
                          --------- --------- ------- -------- ---------- --------  --------  -----------
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Balance, December 31,
 1992...................   $ 300.0   $  --    $  --    $138.3    $269.0   $  936.9  $   --      $ (75.9)
Net income--1993........       --       --       --       --        --       421.1      --          --
Cash dividends, $1.00
 per common share.......       --       --       --       --        --      (138.3)     --          --
Dividends on preferred
 shares.................       --       --       --       --        --       (12.4)     --          --
Issuance of money market
 preferred stock........       --     175.0      --       --       (3.1)       --       --          --
Redemption of Market
 Auction Preferred
 Shares.................     (75.0)     --       --       --        --         --       --          --
Shares repurchased for
 Employee Benefits
 Trust..................       --       --       --       --        --         --     (75.8)        --
Issuance of shares under
 employee benefit
 plans..................       --       --       --        .7      24.1        --       --          --
Translation adjustments,
 including hedging (net
 of $11.6 million tax
 effect)................       --       --       --       --        --         --       --        (63.4)
                           -------   ------   ------   ------    ------   --------  -------     -------
Balance, December 31,
 1993...................     225.0    175.0      --     139.0     290.0    1,207.3    (75.8)     (139.3)
Net income--1994........       --       --       --       --        --       367.1      --          --
Cash dividends, $1.12
 per common share.......       --       --       --       --        --      (151.5)     --          --
Dividends on preferred
 shares.................       --       --       --       --        --       (19.2)     --          --
Capital contributions
 from Rhone-Poulenc
 S.A....................       --       --       --       --      107.1        --       --          --
Shares repurchased for
 Employee Benefits
 Trust..................       --       --       --       --        --         --    (109.9)        --
Issuance of shares under
 employee benefit
 plans..................       --       --       --        .1      15.1        --       --          --
Translation adjustments,
 including hedging (net
 of $1.0 million tax
 effect)................       --       --       --       --        --         --       --         80.4
                           -------   ------   ------   ------    ------   --------  -------     -------
Balance, December 31,
 1994...................     225.0    175.0      --     139.1     412.2    1,403.7   (185.7)      (58.9)
Net income--1995........       --       --       --       --        --       356.5      --          --
Cash dividends, $1.20
 per common share.......       --       --       --       --        --      (161.2)     --          --
Dividends on preferred
 shares.................       --       --       --       --        --       (18.7)     --          --
Redemption of Market
 Auction Preferred
 Shares.................    (225.0)     --       --       --        --         --       --          --
Issuance of capital
 equity notes to Rhone-
 Poulenc S.A............       --       --     500.0      --        --         --       --          --
Adjustment of capital
 contributions for
 acquisition
 liabilities............       --       --       --       --     (273.2)       --       --          --
Issuance of shares under
 employer benefit
 plans..................       --       --       --        .4      14.2        --       --          --
Translation adjustments,
 including hedging (net
 of $2.5 million tax
 effect)................       --       --       --       --        --         --       --         53.8
                           -------   ------   ------   ------    ------   --------  -------     -------
Balance, December 31,
 1995...................   $   --    $175.0   $500.0   $139.5    $153.2   $1,580.3  $(185.7)    $  (5.1)
                           =======   ======   ======   ======    ======   ========  =======     =======

  In 1991, the Company issued $300.0 million of Market Auction Preferred Shares ("MAPS") represented by four series, each consisting of 75,000 shares. Dividend rates, determined at separate auctions for each series, averaged 5.98% during 1995 (1994: 4.63%, 1993: 3.01%). In 1993, $75.0 million of MAPS
Series B was redeemed with a portion of the proceeds from the issuance of money market preferred stock (see discussion below). In the third quarter of 1995, the Company redeemed the remaining outstanding MAPS Series A, C and D for $225.0 million plus accrued dividends.

  In 1993, the Company issued $175.0 million of money market preferred stock. The money market preferred stock was issued in three series, consisting of 750 shares, 500 shares and 500 shares, respectively. The initial dividend period for all series commenced on August 1, 1993 at initial dividend rates of 4.7% per annum for a two-year period for Series 1; 5.125% per annum for a three-year period for Series 2; and 5.84% per annum for a five-year period for Series 3. After the initial dividend periods expire, dividends are determined at separate auctions for each series. The average dividend rate in 1995 on the Series 1 stock was 5.11% per annum. The money market preferred stock ranks prior to common shares of the Company as to dividends. Holders have no voting rights except in the event that preferred dividends are in arrears for at least 180 consecutive days. In such

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES event, the authorized number of the Company's Board of Directors would be increased by two and the holders of record of the preferred shares may elect these additional directors. The preferred stock is not convertible into common stock or other shares of the Company and holders thereof have no preemptive rights. Upon the liquidation, dissolution, or winding up of the Company, or upon redemption of the preferred stock at the Company's option, holders would be entitled to a liquidation preference of $100,000 per share plus any accumulated and unpaid dividends thereon.

  In December 1995, the Company issued $500.0 million of undated capital equity notes to Rhone-Poulenc S.A. The notes have a liquidation preference that ranks senior to all RPR common stock, but junior to all existing and future RPR preferred stock. Semiannual remuneration on the unpaid principal balance of the equity notes is based on LIBOR plus a margin. If the Company is unable to meet statutory standards for dividend payments on outstanding common or preferred stock, the Company may satisfy the equity note remuneration requirements with the issuance of additional capital equity notes ("remuneration notes"). Terms of the remuneration notes would be similar to the equity notes except for a higher rate of remuneration. The capital equity notes are redeemable only at the Company's option, but not earlier than five years after issuance, subject to certain exceptions.

  At December 31, 1995, there were 2,676,800 preferred shares without par value authorized and unissued (1994: 2,451,800). In 1994, the Company completed the open market repurchase of five million of its common shares as authorized by the Board of Directors in March 1993. During 1994, the Company acquired 3.1 million shares at a cost of $109.9 million; share repurchases during 1993 were 1.9 million shares at a cost of $75.8 million. These shares are being held in an Employee Benefits Trust to fund future benefits in the United States.

  In 1995, the Company acquired Cooper and a pharmaceutical business in Brazil from Rhone-Poulenc S.A. For accounting purposes, the acquisitions of these entities under common control were treated on an "as-if pooling" basis and, accordingly, the Company restated its 1994 results to include the accounts of Cooper and the Brazilian business as of April 1, 1994 and January 1, 1994, respectively. The assets and liabilities of the acquired businesses were recorded by the Company at the carrying values used by RP as of the restatement dates and the value of net assets acquired was reflected in the 1994 capital in excess of stated value account as a capital contribution from RP. The Company subsequently reduced capital in excess of stated value to reflect the purchase obligations related to the acquisition transactions of approximately $273.2 million.

NOTE 19. FINANCIAL INSTRUMENTS

  The Company's financial instruments consisted of the following:

                                     DECEMBER 31, 1995     DECEMBER 31, 1994
                                    ---------------------  -------------------
                                    CARRYING      FAIR     CARRYING     FAIR
                                     AMOUNT       VALUE     AMOUNT     VALUE
                                    ---------   ---------  ---------- --------
                                       [ASSET (LIABILITY) IN MILLIONS]
   Cash and cash equivalents......  $   115.4   $   115.4  $  118.8   $  118.8
   Time deposits, generally matur-
    ing in 1-5 years..............       83.0        83.0      55.8       55.8
   Cost investments:
     Practical to estimate........        9.0        13.6      17.9       13.0
     Not practical to estimate....       19.9         N/A      17.5        N/A
   Other investments, including
    restricted cash...............      112.6       118.7       9.8       12.9
   Long-term debt.................   (2,713.9)   (2,722.7)   (461.9)    (465.4)
   Foreign exchange contracts.....       (7.6)*      (7.6)      4.0*       4.0
   Interest rate swap contracts...       (3.7)*      (3.8)      2.0*      (0.7)

  --------
  * The carrying amount represents the net unrealized gain (loss) or net interest receivable (payable) associated with the contracts at the end of the period.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

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

 Cost and other investments

  For those investments for which it was practicable, fair value was estimated using quoted or best estimates of market prices or pricing models. An estimate of fair market value could not be reasonably made for certain cost investments for which there are no quoted market prices.

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

  As interest rate swap contracts involve exchanges of fixed and floating interest payment obligations without exchanges of underlying principal amounts, the Company's exposure to credit loss is significantly less than the

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES notional amounts of the contracts. Management believes that the risk of incurring losses due to default by the other party is remote as the contracts are entered into with major financial institutions.

 Financial Instruments with Off-Balance Sheet Risk

  Foreign Exchange Contracts--Net Investment Hedges

  Unhedged net investment positions fluctuate with currency movements with corresponding translation adjustments recorded in shareholders' equity. The Company may enter into foreign exchange contracts to limit the exposure of its net investments in foreign subsidiaries to such currency fluctuations and limit the volatility of reported equity. Gains and losses from these contracts which are designated as hedges of the Company's net foreign investments are recorded as translation adjustments in shareholders' equity and offset the gains and losses on the related net investments. For the year ended December 31, 1995, the reduction to shareholders' equity, net of tax effects, associated with net investment hedging contracts totaled $5.2 million (1994:
$21.7 million).

  In determining which, if any, net investment positions to hedge, the Company considers such factors as the magnitude of the exposed position and the cost of financing hedging instruments. In 1994, the French franc net investment approximated one-third of shareholders' equity. The Company therefore hedged a portion of its net investment in France and at December 31, 1994 was a party to foreign currency exchange contracts maturing in the first quarter of 1995 with a combined notional amount of FF 179.5 million ($33.1 million) to sell French francs. The Company is currently assessing the impact of recent acquisitions on its net investment exposures and had no net investment hedging contracts outstanding at December 31, 1995.

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

  The Company's principal net transactional exposures by major currency before the effects of foreign exchange contracts were as follows:

                                     DECEMBER 31, 1995     DECEMBER 31, 1994
                                    --------------------- ---------------------
                                     LOCAL    U.S. DOLLAR  LOCAL    U.S. DOLLAR
                                    CURRENCY  EQUIVALENT  CURRENCY  EQUIVALENT
                                    --------  ----------- --------  -----------
                                         [ASSET (LIABILITY) IN MILLIONS]
U.S. dollars*......................     139      $ 139         52      $ 52
FF.................................    (332)       (68)     1,679       310
GBP................................    (158)      (246)         1         2
DEM................................      73         51        (24)      (15)
Yen................................   4,312         42      1,408        14
All other (each (less than)
 $40 million)...................... various         40    various        39
                                    -------      -----    -------      ----
    Total..........................     N/A      $ (42)       N/A      $402
                                    =======      =====    =======      ====

--------
* Represents U.S. dollar-denominated transactions of affiliates with functional currencies other than the U.S. dollar.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  The Company's policy is to hedge substantially all of its foreign currency transactional exposures. At December 31, 1995, the Company had entered into multiple forward contracts maturing in the first quarter of 1996 to buy and sell various currencies with notional amounts totaling $478.3 million and $445.7 million, respectively. Similar contracts which matured in the first quarter of 1995 totaled $112.6 million and $508.4 million, respectively, at December 31, 1994. At the acquisition date, Fisons had certain foreign exchange contracts in place that were speculative in nature to sell various currencies totaling $238.0 million. These contracts were effectively closed out at December 31, 1995 through the purchase of opposite contracts and the $9.2 million cost of settlement was fully accrued. A substantial portion of the contracts were settled in January 1996.

 Interest Rate Swaps

  The Company enters into interest rate swap contracts to manage its interest rate exposures and minimize its overall cost of borrowings. The net receivable or payable under the interest rate swap arrangements is recognized as an adjustment to interest expense over the life of the underlying contracts. In 1995 and 1994, the Company was party to contracts to convert certain floating rate obligations into fixed rate instruments and contracts to convert certain fixed rate debt into floating rate debt as determined by the interest rate environment of the currency in which the underlying obligation was denominated. The Company's weighted average interest rate for the year ended December 31, 1995 was reduced by six basis points or approximately $.5 million (1994: 17 basis points or $1.3 million; 1994: 45 basis points or $3.5 million) as a result of interest rate swap contracts.

  Interest rate swap contracts outstanding at December 31, 1995 were as follows:

 NOTIONAL    U.S. DOLLAR FIXED OR CARRYING FAIR MARKET
  AMOUNT     EQUIVALENT  VARIABLE  AMOUNT     VALUE       TERM               AVERAGE RATE
 --------    ----------- -------- -------- ----------- -----------           ------------
                                   [RECEIVABLE (PAYABLE) IN MILLIONS]
$80(/1/)        $ 80     Variable  $  .2      $ 4.6     7/92- 7/99 Pay LIBOR 3 months; Receive 7.1%
$300             300     Fixed       --        (5.1)   11/95-11/00 Pay 5.81%; Receive LIBOR 3 months
(Pounds)100      155     Variable   (4.0)      (3.4)    1/94- 1/00 Pay LIBOR 6 months; Receive 7.5%
FF250(/1/)        51     Variable     .2         .9    10/94-10/96 Pay TAM(/2/); Receive 7.04%
(Yen)3,000        29     Fixed       (.1)       (.8)    4/95- 4/98 Pay 2.01%; Receive LIBOR 3 months

--------
(/1/) The Company was party to similar contracts at December 31, 1994. (/2/) French money market rate.

NOTE 20. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA

  The Company is primarily engaged in the discovery, development, manufacture and marketing of a broad line of pharmaceutical products for human use. Among the Company's principal markets are France, currently the Company's largest market, the United States, Germany, the United Kingdom and Italy. The Company also has an expanding presence in Japan and South American countries. The Company has twelve pharmaceutical plants in France, four in the U.S., fourteen in Other Europe and twenty-nine in the Rest of World region.

  The principal markets in which the Company conducts its business are subject to various governmental regulations with respect to the approval, manufacture and marketing of pharmaceutical products. In many markets, governments have instituted programs that impact pharmaceutical prices, reimbursement levels or prescription volumes. The nature of these regulations and their effect vary greatly from country to country. It is not possible to predict the extent to which the Company or the pharmaceutical industry might be affected by future legislative or regulatory developments.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Information about the Company's operations for the years 1995, 1994 and 1993 by geographic area is shown below. Inter-area affiliated sales are not significant. Corporate loss before income taxes includes corporate administrative expenses incurred in the U.S., worldwide net interest expense and worldwide equity losses from unconsolidated affiliates.

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                     (DOLLARS IN MILLIONS)
   Net sales:
     United States................................ $1,314.2  $1,261.9  $1,119.9
     France.......................................  1,819.6   1,506.7   1,374.8
     Other Europe.................................  1,207.4   1,015.5     977.8
     Rest of World................................    800.9     702.5     546.9
                                                   --------  --------  --------
       Total net sales............................ $5,142.1  $4,486.6  $4,019.4
                                                   ========  ========  ========
   Income before income taxes:
     United States................................ $  351.9  $  356.9  $  385.2
     France.......................................    245.9     172.6     280.7
     Other Europe.................................    132.0      92.8      64.6
     Rest of World................................     62.5      77.6      62.1
     Corporate....................................   (254.3)   (187.0)   (202.1)
                                                   --------  --------  --------
       Total income before income taxes........... $  538.0  $  512.9  $  590.5
                                                   ========  ========  ========
   Identifiable assets:
     United States................................ $4,105.9  $1,107.2  $1,148.3
     France.......................................  1,928.9   1,519.6   1,290.2
     Other Europe.................................  1,140.4   1,001.7     875.6
     Rest of World................................    787.4     518.6     405.9
     Corporate....................................  1,024.5     505.2     330.2
                                                   --------  --------  --------
       Total identifiable assets.................. $8,987.1  $4,652.3  $4,050.2
                                                   ========  ========  ========

  In 1995, U.S. income before income taxes ("IBT") includes $13.1 million of restructuring charges and $35.6 million of AIS-related acquired research and development. France IBT includes $22.8 million from gains on sales of certain product rights. Other Europe IBT includes $46.9 million of restructuring charges and $37.3 million of other charges related to the Fisons plc acquisition, including acquired research and development expense.

  In 1994, U.S. IBT for the U.S. includes gains on asset sales, net of restructuring charges, of $15.1 million. France and Other Europe IBT includes $49.0 million and $28.8 million, respectively, of restructuring charges, net of gains on sales of assets. The Rest of World area IBT includes restructuring charges of $13.2 million.

  In 1993, U.S. IBT includes income of $68.0 million from litigation settlement proceeds and gains on asset sales, net of restructuring charges. France IBT includes $19.5 million of restructuring charges, net of gains on asset sales. Other Europe IBT includes restructuring charges, net of gains on asset sales, totaling $30.2 million.

  For presentation purposes, goodwill and intangibles totaling $2.9 billion and related amortization expense recorded in connection with the acquisition of Fisons have been allocated to the U.S. at December 31, 1995.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

NOTE 21. RELATED PARTY TRANSACTIONS

  The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

  Amounts receivable from RP and affiliates totaled $61.3 million and $67.3 million at December 31, 1995 and 1994, respectively. The 1995 balance included $8.5 million of accounts receivable from sales of products and services to RP (1994: $6.8 million) and $52.8 million classified as other current assets (1994: $60.5 million).

  Accounts payable related to purchase of materials and services from RP and affiliates were $12.2 million at December 31, 1995 (1994: $7.0 million); accrued and other liabilities due to RP at December 31, 1995 were $20.9 million (1994: $30.5 million). In 1995, sales to RP and affiliates were $31.1 million (1994: $29.7 million; 1993: $34.5 million). Materials purchased from RP totaled $41.4 million in 1995 (1994: $36.8 million; 1993: $44.4 million).
In 1993, RP also compensated the Company $1.7 million in cost of products sold related to the transfer of certain production activities.

  At December 31, 1995, debt with RP and affiliates totaled $653.0 million (1994: $68.6 million). Interest expense incurred with respect to RP indebtedness in 1995 was $12.4 million (1994: $15.8 million; 1993: $24.9 million).

  RP charges the Company for expenses incurred on its behalf, including research, data processing, insurance, legal, tax, advertising, public relations and management fees. Such charges are reflected in the financial statements and amounted to approximately $23.6 million in 1995 (1994: $24.5 million; 1993: $20.2 million). Management believes that the expenses so charged are representative of amounts that the Company would have incurred if it had been operated as an unaffiliated entity.

  In the 1995 second quarter, the Company acquired Cooper and a pharmaceutical business in Brazil from RP for cash and preferred stock of an RPR subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating 645.0 million French francs (approximately $131.6 million) and pay dividends of 7.5% per annum of a stated value of 145.0 million French francs. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

  In December 1995, the Company issued $500.0 million of undated capital equity notes to RP. Semiannual remuneration on the unpaid principal balance of the equity notes is based on LIBOR plus a margin.

NOTE 22. CONTINGENCIES

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 429 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involve Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers; (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(R); and (5) potential responsibility relating to past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by Superfund legislation.

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

  As of December 31, 1995, the Company had unused standby letters of credit outstanding of $86.8 million. The letters of credit are issued primarily in the form of guarantees or performance bonds.

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

  The Board of Directors, through the Audit Committee comprised solely of directors who are not employees of the Company, meets with management, the internal auditors and the independent accountants to ensure that each is properly discharging its respective responsibilities. Both the independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting. The Audit Committee met two times in 1995.

       /s/ Robert E. Cawthorn
-------------------------------------
         ROBERT E. CAWTHORN
              CHAIRMAN

         /s/ Michel de Rosen
-------------------------------------
           MICHEL DE ROSEN
    PRESIDENT AND CHIEF EXECUTIVE
               OFFICER

        /s/ Patrick Langlois
-------------------------------------
          PATRICK LANGLOIS
      SENIOR VICE PRESIDENT AND
       CHIEF FINANCIAL OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

  We have audited the accompanying consolidated balance sheets of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    /s/ Coopers & Lybrand L.L.P.
-------------------------------------
      COOPERS & LYBRAND L.L.P.

Philadelphia, Pennsylvania
January 26, 1996

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                          QUARTERLY DATA (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                     QUARTER ENDED 1995                         QUARTER ENDED 1994
                         ------------------------------------------- -----------------------------------------
                          RESTATED                                                   RESTATED
                          MARCH 31   JUNE 30    SEPT. 30   DEC. 31   MARCH 31  JUNE 30    SEPT. 30   DEC. 31
                         ---------- ---------- ---------- ---------- -------- ---------- ---------- ----------
Net sales............... $1,098.4   $1,241.3   $1,212.7   $1,589.7   $882.0   $1,064.6   $1,137.3   $1,402.7
Gross profit............    694.4      813.6      792.8    1,094.9    583.9      688.9      740.9      917.1
Net income (loss)
 available to common
 shareholders...........     89.5       85.7      107.3       55.3     74.5       (4.0)     109.6      167.8
Earnings (loss) per
 common share, pro
 forma..................       .66        .64        .80        .41      .53       (.05)       .80       1.23
Market price per common
 share:
 High...................     43.500     43.125     45.875     54.500   37.000     39.500     39.125     42.625
 Low....................     36.250     40.375     40.500     43.750   32.000     30.500     30.500     35.250
Common dividends paid...       .30        .30        .30        .30      .28        .28        .28        .28

--------
Results for the first quarter of 1995 and for each quarter of 1994 are restated to include the results of Cooperation Pharmaceutique Francaise and a pharmaceutical business in Brazil as of April 1, 1994 and January 1, 1994, respectively.

Results for the first quarter of 1995 include pretax income of $11.1 million ($.04 per share) from gains on sales of certain assets and product rights ($49.5 million), including the Company's U.S. and Canadian over-the-counter businesses, net of charges for acquired research and development expense ($13.0 million) and the reassessment of certain asset carrying values ($25.4 million).

Results for the fourth quarter of 1995 include $126.5 million ($.75 per share) of acquisition-related restructuring and other charges, including $60.0 million of pretax restructuring charges, $43.6 million of acquired research and development charged to operations and $22.9 million of integration and other costs.

Results for the second quarter of 1994 include pretax restructuring charges of $121.2 million ($.58 per share) related to a global restructuring plan.

Results for the fourth quarter of 1994 include pretax income of $4.0 million ($.02 per share) from gains on sales of assets ($37.6 million), including the Company's U.S. over-the-counter business, net of charges for acquired research and development ($11.0 million) and the reassessment of certain asset carrying values ($30.6 million).

Earnings per common share for restated periods reflect pro forma adjustments giving effect to interest and preferred dividends relative to acquisitions from Rhone-Poulenc S.A. of Cooperation Pharmaceutique Francaise and a pharmaceutical business in Brazil.

Earnings per common share amounts for each quarter are required to be computed independently and, therefore, the sum of the four quarters does not necessarily equal the amount computed for the total year.

Rhone-Poulenc Rorer Inc. (RPR) common shares are listed and traded on the New York and Paris Stock Exchanges, and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest Stock Exchanges. On January 31, 1996, there were 6,712 holders of record of RPR common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company entitled "Election of Directors" in the Company's Proxy Statement dated 1996 is incorporated herein by reference. For information relating to the executive officers of the Company, refer to "Executive Officers of the Company" on pages 9 through 10 of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation immediately before "Certain Relationships and Related Transactions" of the Company's Proxy Statement dated 1996 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management entitled "Ownership of Shares" immediately before "Control of the Company" of the Company's Proxy Statement dated 1996 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated 1996 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

                                                                    PAGE IN THIS
                                                                     FORM 10-K
                                                                    ------------
1.Consolidated financial statements:
  Consolidated Statements of Income................................       28
  Consolidated Balance Sheets......................................       29
  Consolidated Statements of Cash Flows............................       30
  Notes to Consolidated Financial Statements.......................    31-51
  Responsibility for Financial Statements..........................       52
  Report of Independent Accountants................................       53

2.Financial statement schedules:
  Valuation and Qualifying Accounts (Schedule II)..................       60

  Schedules not listed above have been omitted because they are not applicable.

3.Exhibits:

  A complete listing of exhibits required is given in the exhibit index which precedes the exhibits filed with this report.

  (b) The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1995:

    . Current Report on Form 8-K dated October 5, 1995 containing the Company's press releases announcing a final cash offer for Fisons plc, certain open market purchases of Fisons ordinary shares, and the recommendation of the offer by Fisons' Board to its shareholders.

    . Current Report on Form 8-K dated October 18, 1995 containing the press release announcing a definitive agreement and plan of merger between the Company and Applied Immune Sciences, Inc.

    . Current Report on Form 8-K dated October 20, 1995 containing the Company's press release declaring the Company's offer for Fisons plc unconditional and announcing beneficial ownership over 90%.

    . Current Report on Form 8-K dated November 22, 1995 containing the Company's press releases announcing completion of the Applied Immune Sciences, Inc. tender offer and merger.

    . Current Report on Form 8-K/A (Amendment to Form 8-K dated October 20, 1995) containing Fisons plc historical financial statements and Company pro forma financial information.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                          Rhone-Poulenc Rorer Inc.


                                          By      /s/ Michel De Rosen
                                             ----------------------------------
                                                      MICHEL DE ROSEN
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                           TITLE                 DATE

       /s/ Robert E. Cawthorn          Chairman                 March 18, 1996
-------------------------------------
         ROBERT E. CAWTHORN

         /s/ Michel De Rosen           Director, President      March 18, 1996
-------------------------------------   and Chief Executive
           MICHEL DE ROSEN              Officer

        /s/ Patrick Langlois           Senior Vice              March 18, 1996
-------------------------------------   President and Chief
          PATRICK LANGLOIS              Financial Officer

         /s/ Philippe Maitre           Vice President and       March 18, 1996
-------------------------------------   Controller (Chief
           PHILIPPE MAITRE              Accounting Officer)

       Jean-Jacques Bertrand*          Director                 March 18, 1996
-------------------------------------
        JEAN-JACQUES BERTRAND

                                       Director                 March 18, 1996
-------------------------------------
           JEAN-MARC BRUEL

       Charles-Henri Filippi*          Director                 March 18, 1996
-------------------------------------
        CHARLES-HENRI FILIPPI

           Claude Helene*              Director                 March 18, 1996
-------------------------------------
            CLAUDE HELENE

                NAME                           TITLE                 DATE

         Michael H. Jordan*            Director                 March 18, 1996
-------------------------------------
          MICHAEL H. JORDAN

                                       Director, Senior         March 18, 1996
-------------------------------------   Vice President and
       MANFRED E. KAROBATH, MD          President, Research
                                        and Development

            Igor Landau*               Director                 March 18, 1996
-------------------------------------
             IGOR LANDAU

           Peter J. Neff*              Director                 March 18, 1996
-------------------------------------
            PETER J. NEFF

           James S. Riepe*             Director                 March 18, 1996
-------------------------------------
           JAMES S. RIEPE

       Edward J. Stemmler, MD*         Director                 March 18, 1996
-------------------------------------
       EDWARD J. STEMMLER, MD

       Jean-Pierre Tirouflet*          Director                 March 18, 1996
-------------------------------------
        JEAN-PIERRE TIROUFLET

* By his signature set forth below, Richard B. Young, pursuant to duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Richard B. Young           Vice President,          March 18, 1996
-------------------------------------   Secretary and
          RICHARD B. YOUNG              Deputy General
                                        Counsel (Attorney-
                                        in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders of Rhone-Poulenc Rorer Inc.:

  Our report on the consolidated financial statements of Rhone-Poulenc Rorer Inc. and subsidiaries is included on page 53 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedule listed in the index on page 56 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    /s/ Coopers & Lybrand L.L.P.
-------------------------------------
      COOPERS & LYBRAND L.L.P.

Philadelphia, Pennsylvania
January 26, 1996

                                                                     SCHEDULE II

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)

                                            ADDITIONS
                                 BALANCE AT CHARGED TO
                                 BEGINNING  COSTS AND               BALANCE AT
          DESCRIPTION            OF PERIOD   EXPENSES  DEDUCTIONS* END OF PERIOD
          -----------            ---------- ---------- ----------- -------------
Year ended December 31, 1995
 Accounts receivable reserves..    $78.6      190.1       181.4        $87.3
Year ended December 31, 1994
 Accounts receivable reserves..    $68.3      182.3       172.0        $78.6
Year ended December 31, 1993
 Accounts receivable reserves..    $66.6      129.7       128.0        $68.3

--------
* Accounts charged off, net of recoveries, and the effect of foreign currency rate changes.

                                 EXHIBIT INDEX


(3)a. The By-laws of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.


   b. The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


   c. Articles of Amendment dated July 16, 1993 to The Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


   d. Statement of Change of Registered Office dated April 4, 1995 related to the Amended and Restated Articles of Incorporation of the Company as of January 31, 1992.


(4)a. Deposit Agreement dated July 19, 1993 among Rhone-Poulenc Rorer Inc., Bankers Trust Company as Depository, and the holders from time to time of the Depository Receipts is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 12, 1993.

(10)Material Contracts.


   a. Agreement and Plan of Merger dated October 18, 1995 among Rhone-Poulenc Rorer Inc., GCT Acquisition, Inc. and Applied Immune Sciences, Inc. is incorporated herein by reference to the Company's Schedule 14D-1 and Amendment No. 2 to Schedule 13D, filed with the Securities and Exchange Commission on October 24, 1995.


   b. Amendment No. 1 dated September 28, 1995 to the Joint Venture Agreement among Armour Pharmaceutical Company and Plasma Enterprises, Inc. and Behringwerke AG is incorporated herein by reference to the Company's Current Report on Form 8-K dated September 28, 1995.


   c. Joint Venture Agreement dated February 22, 1995 among Armour Pharmaceutical Company and Plasma Enterprises, Inc. and Behringwerke AG is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   d. Amended and Restated Asset Purchase Agreement dated as of December 22, 1994 among Rhone-Poulenc Rorer Pharmaceuticals Inc., Rhone-Poulenc Rorer Caribbean Inc. and Ciba Self-Medication, Inc. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   e. Intellectual Property Agreement dated as of December 30, 1994 between Rorer Pharmaceuticals Products Inc. and Ciba Self-Medication, Inc. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   f. Form of Lease Agreement among the Company, Rhone-Poulenc Rorer Pharmaceuticals Inc. and the Owner Trustee is incorporated herein by reference to Exhibit 4.2.2 of the Company's Registration Statement No. 33-53378 on Form S-3, filed with the Securities and Exchange Commission on October 16, 1992.


   g. Armour Pharmaceutical Company Pension Program as Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   h. Pension Plan of Rhone-Poulenc Rorer Inc. as Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   i. Amendment 1995-1 to the Pension Plan of Rhone-Poulenc Rorer Inc. as Amended and Restated effective January 1, 1989.


   j. Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   k. Amendment 1996-1 to the Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992.


   l. The Rorer Group Inc. Amended and Restated Stock Plan is incorporated herein by reference to the Company's Proxy Statement dated March 18, 1988, filed in connection with the April 26, 1988 Annual Meeting of Shareholders.


   m. Amendments to the Rhone-Poulenc Rorer Inc. Amended and Restated Stock Plan, adopted March 12, 1990, are incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.


   n. The Rhone-Poulenc Rorer Inc. Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.


   o. The Rhone-Poulenc Rorer Inc. 1995 Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated March 21, 1995, filed in connection with the April 25, 1995 Annual Meeting of Shareholders.


   p. The Rhone-Poulenc Rorer Senior Partner Long-Term Capital Plan, effective January 1, 1994, is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.


   q. The Rhone-Poulenc Rorer Inc. Executive Deferral Plan, effective December 1, 1993, is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.


   r. The Rhone-Poulenc Rorer Inc. Annual Performance Incentive Plan is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.


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


   u. The Rhone-Poulenc Rorer Inc. Director Deferred Compensation Plan, effective March 1, 1987, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.


   v. Acquisition Agreement, dated as of March 12, 1990, between Rorer Group Inc. and Rhone-Poulenc S.A., is incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 1990.


   w. Employment agreement with Robert E. Cawthorn dated March 18, 1994 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated May 13, 1994.


   x. Employment agreement with Timothy Rothwell dated January 3, 1995 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   y. The Indemnification Agreements between Rorer Group Inc. and Indemnified Representatives, effective July 1, 1987, are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.


   z. Supplemental Benefit and Deferred Compensation Trust Agreement, dated May 10, 1988, between Rorer Group Inc. and Philadelphia National Bank, as Trustee, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(11)Statement re: Computation of Earnings per Share.

(12)Statement re: Computation of Ratios.

(21)Subsidiaries of the Registrant.

(23)Consent of Independent Accountants.

(24)Powers of Attorney.

(27)Financial Data Schedule.