Form 10-Q
period 1996-03-31
RHONE POULENC RORER INC
filed 1996-05-13
CIK 217028

- ---------------------------------------------------------------

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ----------------------
                            FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996
                                 --------------

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


  For the transition period from         to
                                  ------      ------
  Commission file number 1-5851
                         ------

                    RHONE-POULENC RORER INC.
- --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PENNSYLVANIA                      23-1699163
- --------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)        Identification Number)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                        19426-0107
- --------------------------------------------------------------
(Address of principal                             (Zip Code)
executive offices)

                         (610) 454-8000
- --------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

135,632,368 shares as of April 30, 1996.

- ----------------------------------------------------------------
             The Exhibit Index is located on page 25

                    RHONE-POULENC RORER INC.
                  QUARTERLY REPORT ON FORM 10-Q
              For the Quarter Ended March 31, 1996



                        TABLE OF CONTENTS
       --------------------------------------------------


                 PART I.  FINANCIAL INFORMATION


                                                                Page
                                                                ----
Item 1. Financial statements:

        Report of Independent Accountants                         3

        Condensed Consolidated Statements of Income               4

        Condensed Consolidated Balance Sheets                     5

        Condensed Consolidated Statements of Cash Flows           6

        Notes to Condensed Consolidated Financial Statements   7-12

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                    13-18





                   PART II.  OTHER INFORMATION


Item 3. Legal Proceedings                                    19-22

Item 4. Submission of Matters to a Vote of Security Holders     23

Item 6. Exhibits and Reports on Form 8-K                        23

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                     /s/ COOPERS & LYBRAND L.L.P.
                                     ----------------------------
                                         COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
April 23, 1996

                PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements
           ----------------------

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited - amounts in millions except per share data)

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                            Restated
                                                   1996       1995
                                                 -------     -------
 Net sales                                      $1,272.4    $1,098.4

 Cost of products sold                             434.2       404.0

 Selling, delivery and administrative expenses     514.2       386.8

 Research and development expenses                 199.9       158.7
                                                 -------     -------
    Operating income                               124.1       148.9

 Interest expense - net                             41.0        10.6

 Gain on sale of assets                              --        (49.5)

 Other (income) expense - net                      (40.8)       49.0
                                                 -------     -------
    Income before income taxes                     123.9       138.8

 Provision for income taxes                         38.9        43.6
                                                 -------     -------
    Net income                                      85.0        95.2

 Remuneration on preferred stock and capital
 equity notes                                      (11.0)       (5.7)
                                                 -------     -------
    Net income available to common shareholders   $ 74.0      $ 89.5
                                                 =======     =======
 Primary earnings per common share:

    Net income available to common
    shareholders per share                        $  .55
                                                 =======
    Net income available to common
    shareholders per share, restated pro forma                $  .66
                                                             =======
 Cash dividend per common share                   $  .30      $  .30
                                                 =======     =======
 Average common shares outstanding                 134.9       134.1
                                                 =======     =======

    See Notes to Condensed Consolidated Financial Statements.

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - dollars in millions)

                                               March 31,  December 31,
                                                  1996        1995
                                               ---------   ---------
ASSETS
Current:
Cash and cash equivalents                      $   94.5      $ 115.4
Cash pooling arrangements with
  Rhone-Poulenc S.A.                               11.7         16.0
Short-term investments                             57.3         --
Trade accounts and notes receivable, less
  reserves of $107.2 (1995: $87.3)                909.2        956.8
Inventories                                       786.1        765.6
Assets held for sale                                9.3        228.8
Other current assets                              841.5        707.0
                                               --------     --------
               Total current assets             2,709.6      2,789.6

Time deposits, at cost                             83.0         83.0
Property, plant and equipment, net of
  accumulated depreciation of $1,455.2
  (1995: $1,255.5)                              1,560.3      1,621.0
Goodwill, net of accumulated amortization of
$256.5 (1995: $241.6)                           2,888.8      2,953.5
Intangibles, net of accumulated amortization
  of $120.0 (1995: $106.3)                        854.5        866.8
Other assets                                      739.8        673.2
                                               --------     --------
               Total assets                    $8,836.0     $8,987.1
                                               ========     ========
LIABILITIES
Current:
Short-term debt                                $  445.8     $  384.2
Notes payable to Rhone-Poulenc S.A. &
  affiliates                                       79.5        127.6
Accounts payable                                  525.0        601.8
Other current liabilities                       1,176.8      1,291.5
                                               --------     --------
               Total current liabilities        2,227.1      2,405.1
Long-term debt                                  2,398.0      2,159.0
Notes payable to Rhone-Poulenc S.A. &
  affiliates                                      274.8        525.4
Deferred income taxes                             374.6        365.5
Other liabilities, including minority
  interests                                     1,184.6      1,174.9
                                               --------     --------
               Total liabilities                6,459.1      6,629.9

Contingencies

SHAREHOLDERS' EQUITY
Money market preferred stock, without par
  value (liquidation preference $100,000 per
  share); authorized,issued and
  outstanding: 1,750 shares                       175.0        175.0
Capital equity notes                              500.0        500.0
Common stock, without par value; stated value
  $1 per share; authorized 200,000,000 shares;
  issued and outstanding 135,490,839 shares
  (1995: 134,528,487 shares)                      140.5        139.5
Capital in excess of stated value                 187.0        153.2
Retained earnings                               1,613.8      1,580.3
Employee Benefits Trust                          (185.7)      (185.7)
Cumulative translation adjustments                (53.7)        (5.1)
                                               --------     --------
               Total shareholders' equity       2,376.9      2,357.2
                                               --------     --------
               Total liabilities and
                 shareholders'equity           $8,836.0     $8,987.1
                                               ========     ========

    See Notes to Condensed Consolidated Financial Statements.

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - dollars in millions)


                                                 Three Months Ended
                                                     March 31,
                                                 -------------------
                                                            Restated
                                                  1996        1995
                                                 -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash used in operating activities        $(132.0)   $   (3.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (90.8)      (64.6)
Assets (acquired) sold, net                       196.4        (1.3)
Net investment hedging, net                        --          (4.4)
                                                 -------     -------
   Net cash provided by (used in) investing
     activities                                   105.6       (70.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Long-term debt, net                             (4.7)       (2.3)
   Short-term debt, net                            23.1        44.5
Issuances of common stock                          34.8         1.0
Dividends paid                                    (42.9)      (45.9)
                                                --------     -------
   Net cash provided by (used in) financing
     activities                                    10.3        (2.7)
Effect of exchange rate changes on cash            (4.8)        2.5
                                                 -------    -------
Net decrease in cash and cash equivalents         (20.9)      (74.1)
Cash and cash equivalents at January 1            115.4       118.8
                                                 -------    -------
Cash and cash equivalents at March 31           $  94.5     $  44.7
                                                 =======    =======

    See Notes to Condensed Consolidated Financial Statements.

                    RHONE-POULENC RORER INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



NOTE 1.-  RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented. Certain prior year items have been reclassified to conform to current classifications. The Company restated its first quarter 1995 results to include the accounts of businesses acquired from Rhone-Poulenc S.A. ("RP") (see Note 9). Earnings per share (restated pro forma) for the first quarter of 1995 reflect pro forma charges totaling $1.6 million relative to the acquisition transactions.

The Company's consolidated financial statements are prepared on a basis in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. See
Note 10 for disclosure of contingent liabilities and related matters.

The statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K. The Annual Report on Form 10-K for the year 1995 is on file with the Securities and Exchange
Commission and should be read in conjunction with these condensed consolidated financial statements.


NOTE 2.-  FISONS

In late October 1995, the Company acquired the outstanding shares of Fisons plc ("Fisons"), a U.K.-based pharmaceutical company, for a total purchase price, including expenses, of $3.0 billion. The Company is currently finalizing the fixed asset appraisal and intangible valuation processes. To date, the preliminary purchase price allocation has resulted in goodwill of $2.2 billion and intangibles of $600.0 million that will be amortized on a straight-line basis over lives of 40 years and 15 to 30 years, respectively.

In March 1996, the sale of the majority of Fisons' Scientific Instruments Division to Thermo Instruments Systems Inc. was completed; the remaining mass spectrometry and PlasmaTrace assets of the division were also sold in March. Total consideration approximated $271.8 million, representing $235.9 million in cash and the assignment of $35.9 million of external debt. The sale resulted in a decrease in goodwill of approximately $30.0 million.


NOTE 3.-  PRO FORMA FINANCIAL INFORMATION

In  October 1995, the Company acquired Fisons (see Note 2).   In
late November 1995, the Company acquired the remaining 53% that it did not already own of Applied Immune Sciences, Inc. ("AIS"), a pioneer in cell therapy. The Company's reported results for 1995 included the operations of Fisons and AIS from November and December, respectively, as well as acquisition-related costs, financing charges and goodwill amortization incurred during the respective periods. Prior to the November transaction, the Company recorded its share of AIS' results under the equity method.

On January 1, 1996, the joint control and profit-sharing provisions of the global plasma proteins joint venture formed between the Company's Armour Pharmaceutical Company subsidiary and Behringwerke AG ("Centeon") became effective. As a result, the Company has discontinued consolidation of the operations contributed to the joint venture and, under the equity method, is now reporting its share of Centeon's results as income from equity affiliates.

The following unaudited pro forma financial information shows the results of the Company's operations for the three months ended March 31, 1995 as if the acquisitions of Fisons and AIS and the formation of Centeon had occurred on January 1, 1995. Adjustments have been made for financing charges and goodwill amortization, and income taxes were provided at an estimated full year effective income tax rate of 36%. The operations of Fisons' Scientific Instruments Division and Laboratory Supplies Division, sold in 1996 and 1995, respectively, are not included in the pro forma results. Research and development expenses approximating $14.3 million associated with research operations sold by Fisons in mid-1995 are also excluded. In addition, the pro forma information excludes acquired research and development of $13.0 million recorded in the first quarter of 1995 associated with the Company's prior equity investment in AIS. The pro forma information does not purport to be indicative of the Company's results of operations had the transactions actually occurred on the dates presented nor is it necessarily indicative of future operating results.

                                                Three months
                                                   ended
                                               March 31, 1995
                                                ------------
     (in millions, except per share data)
     Net sales                                    $ 1,177.9
     Cost of products sold                            388.0
     Selling, delivery and administrative
       expenses                                       491.4
     Research and development                         176.6
                                                 -----------
       Operating income                               121.9
     Interest expense - net                            43.4
     Gain on sales of assets                          (49.5)
     Other (income) expense - net                      (8.7)
                                                 -----------
       Income before income taxes                     136.7
     Provision for income taxes                        51.6
                                                 -----------
        Net income from continuing operations
          before nonrecurring charges                  85.1
     Remuneration on preferred stock and capital
       equity notes                                    14.2
                                                 -----------
        Net income from continuing operations
          before nonrecurring charges available
          to common shareholders, pro forma       $    70.9
                                                 ===========
     Earnings per common share, restated
       pro forma                                  $     .52
                                                 ===========
     Average common shares outstanding                134.1
                                                 ===========

NOTE 4.-  RESTRUCTURING AND OTHER CHARGES

In December 1995, the Company recorded a $60.0 million pretax charge related to the restructuring of RPR operations as a direct result of the acquisition of Fisons. As part of the Fisons purchase price allocation, the Company has also recorded a $100.0 million liability for the restructuring of Fisons operations. The combined $160.0 million liability represents expected cash outlays, which will be principally severance-related, associated with eliminating positions principally in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K.,
although   other   locations   will   also  be   affected.   For
the three months ended March 31, 1996, cash outlays associated with the restructuring programs totaled $27.8 million with just under 800 positions affected.

A rollforward of the 1995 restructuring liability from January 1, 1996 is as follows:

                            Payments/  Translation
                January 1,    asset    adjustments/  March 31,
                   1996     writeoffs     other        1996
                ---------  ----------   ----------  ----------
                            (Dollars in millions)

Social costs       $148.5   $(24.4)       $  (.2)     $123.9
Third parties
  and asset
  writeoffs          11.5     (3.4)          --          8.1
                 --------  ----------   ----------  ---------
     Total         $160.0   $(27.8)       $  (.2)     $132.0
                 ========  ==========   ==========  =========

In June 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan. At March 31, 1996, the remaining reserve approximated $17.3 million, the majority of which represented outstanding social costs. Cash outlays during the quarter were not significant.


NOTE 5.-  GAIN ON SALE OF ASSETS AND OTHER (INCOME) EXPENSE - NET

In  the first quarter of 1995, the Company recorded pretax gains totaling  $49.5  million from the sale  to  Ciba-Geigy  Ltd.  of
assets   related  to  the  Company's  Canadian  over-the-counter
business and the sale of certain European product rights.

Other (income) expense - net for the first quarter of 1996 included pretax income totaling $37.1 million from equity affiliates, including the Centeon joint venture. Sales of Centeon, including sales to certain RPR affiliates, approached $238.0 million for the three months ended March 31, 1996 while gross profit and income before taxes as a percentage of sales approximated 57% and 34%, respectively.

Other (income) expense - net for the first quarter of 1995 included $13.0 million of acquired research and development expense related to an additional investment in AIS and pretax charges of $25.4 million related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation.

NOTE 6.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. For the three months ended
March 31, 1996 and 1995, the reported effective income tax rate approximated 31.4%.

NOTE 7.-  INVENTORIES

Inventories consisted of the following:

                                    March 31,         December 31,
                                       1996               1995
                                     --------            -------
                                        (Dollars in millions)
Finished goods                       $  310.7            $ 346.2
Work in process                         168.2              140.6
Raw materials and supplies              307.2              278.8
                                     --------            -------
                                     $  786.1            $ 765.6
                                     ========            =======

NOTE 8.-   SHAREHOLDERS' EQUITY



                            Money
                            market    Capital       Common     Capital in
                           preferred  equity      stock at     excess of
                            stock      notes     stated value stated value
                          ---------   --------   ----------    ---------
                                    (Dollars in millions)
Balance, January 1, 1996   $ 175.0     $ 500.0      $ 139.5      $ 153.2
Net income
Cash dividends, $.30 per
  common share
Dividends on preferred
  stock
Remuneration on capital
  equity notes
Issuance of shares under
  employee benefit plans                                1.0         33.8
Translation adjustments
                           --------  ---------    ---------    ----------
Balance, March 31, 1996    $ 175.0     $ 500.0      $ 140.5      $ 187.0
                           ========  =========    =========    ==========



                                            Employee        Cumulative
                            Retained        Benefits       translation
                            earnings         Trust         adjustments
                            --------       ----------     ------------
                                       (Dollars in millions)
Balance, January 1, 1996   $ 1,580.3        $ (185.7)       $  (5.1)
Net income                      85.0
Cash dividends, $.30 per
  common share                 (40.5)
Dividends on preferred
  stock                         (2.4)
Remuneration on capital
  equity notes                  (8.6)
Issuance of shares under
  employee benefit plans
Translation adjustments                                       (48.6)
                            --------       -----------    -----------
Balance, March 31, 1996    $ 1,613.8         $ (185.7)      $ (53.7)
                            ========       ===========    ===========

NOTE 9.-  RELATED PARTY TRANSACTIONS

The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions. At March 31, 1996 and 1995, cash pooling arrangements with RP totaled $11.7 million and $16.0 million, respectively.

Receivables from RP at March 31, 1996 included $12.2 million in accounts receivable from sales of products to RP and $42.6 million classified as other current assets. Receivables and investments related to Centeon and classified as current assets totaled $69.7 million at March 31, 1996.

Accounts payable related to the purchase of materials and services from RP were $11.1 million at March 31, 1996; accrued and other liabilities due to RP totaled $21.8 million. Current liabilities due to Centeon totaled $45.5 million.

As of March 31, 1996, the Company had $79.5 million short-term and $274.8 million long-term debt outstanding with RP.

Sales to RP totaled $9.8 million in the first quarter; services purchased from and interest paid to RP totaled $11.7 million in the first quarter of 1996. For the comparable 1995 period, sales to RP were $8.5 million; services purchased from and interest paid to RP totaled $9.5 million.

In the 1995 second quarter, the Company acquired Cooperation Pharmaceutique Francaise and a pharmaceutical business in Brazil from RP for cash and preferred stock of an RPR subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating 645.0 million French francs (approximately $127.5 million) and pay dividends of 7.5% per annum on a stated value of 145.0 million French francs. The acquisition agreements call for potential earnings adjustments to the purchase price of the businesses based on several factors, including earnings performance.

NOTE 10.- CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 450 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to
                                  -----------
diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers;
(4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(r); and (5) potential responsibility relating to past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by Superfund legislation.

In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a proposed class settlement offer to resolve this litigation. The proposed offer is conditioned upon, among other things, acceptance by 95% of existing U.S. plaintiffs, a number of opt-outs not to exceed 100, and approval by the court. The Company estimates that the proposed settlement, after consideration of insurance recoveries and existing reserves, would have a moderate adverse impact on earnings in the quarter it was recognized, but it would not have a material adverse impact on earnings on an annual basis.

The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, except for the proposed class settlement offer in the U.S. AHF litigation discussed above, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM  2.     Management's Discussion and Analysis of Results of
             --------------------------------------------------
             Operations and Financial Condition
             ----------------------------------

Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") is one of the largest research-based pharmaceutical companies in the world. RPR was formed in 1990 by the combination of Rorer Group Inc. and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. ("RP"), based in Paris, France. RP owns approximately two-thirds of RPR's common stock and controls the Company.


Strategic Business Developments Affecting Comparability

In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and a pharmaceutical business in Brazil. The acquisitions of entities under common control were treated for accounting purposes on an "as-if pooling" basis; accordingly, the Company's 1995 first quarter results were restated to include the accounts of Cooper and the Brazilian business. Earnings per share for the first quarter of 1995 reflect pro forma charges totaling $1.6 million relative to the acquisition transactions.

In late October 1995, RPR acquired the U.K.-based pharmaceutical company, Fisons plc ("Fisons"), which significantly added to the Company's global respiratory franchise. In late November 1995, the Company acquired the remaining 53% of the shares of the cell therapy pioneer Applied Immune Sciences, Inc. ("AIS") that it did not already own. Results for 1995 included the operating
results   of   Fisons  and  AIS  from  November  and   December,
respectively, as well as acquisition-related costs, financing charges and goodwill amortization incurred during the respective periods. Prior to the November transaction, the Company recorded its share of AIS' operating losses in equity from investments in affiliates.

On January 1, 1996, the joint control and profit-sharing provisions of the global plasma proteins joint venture formed between the Company's Armour Pharmaceutical Company subsidiary and Behringwerke AG ("Centeon") became effective. As a result, the Company has discontinued consolidation of the operations contributed to the joint venture and, under the equity method, is now reporting its share of the venture's results as income from equity affiliates.

The above strategic business developments affect comparability of first quarter 1996 results with reported results for the first quarter of 1995. A more meaningful analysis can be made by comparing 1996 results with the 1995 pro forma results appearing in Note 3, "Pro Forma Financial Information" starting on page 7 in the Notes to Condensed Consolidated Financial Statements. The 1995 pro forma information does not purport to be indicative of the Company's results of operations had the transactions described above actually occurred on the dates presented nor is it necessarily indicative of future operating results. The 1995 pro forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the Fisons acquisition and Centeon joint venture. The following "Results of Operations" discussion describes the comparison of first quarter 1996 to first quarter 1995 pro forma results, unless otherwise noted.

Results of Operations (1996 versus pro forma 1995)

First quarter 1996 net income available to common shareholders was $74 million ($.55 per common share) as compared with $71 million on a pro forma basis in the prior year ($.52 per common share). Pro forma results for the first quarter of 1995 included $.10 per common share of asset gains, net of the effects of the reassessment of certain asset values.


Sales

At $1,272 million, first quarter 1996 sales increased by 8% over 1995 pro forma sales. Excluding currency fluctuations of approximately one percentage point, sales increased by 7%
primarily due to volume increases, including new product presentations. Net higher prices contributed less than one percentage point to sales growth.

In the tables and discussion which follow, percentage comparisons of sales are presented excluding the effects of currency fluctuations unless otherwise noted. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company.

Sales by geographic area were as follows (% change excludes the effects of product divestitures and currency fluctuations):

                               Three Months ended March 31,
                                          Pro Forma       %
   ($ in millions)              1996         1995      Change
                               -------     -------      -----
   U.S.                        $   206     $   186        11%
                               -------     -------      -----
   France                          472         454         1%
   Other Europe                    394         352        12%
   Rest of World                   200         186        10%
                               -------     -------      -----
   Total Non-U.S.                1,066         992         7%
                               -------     -------      -----
   Total Sales                 $ 1,272     $ 1,178         7%
                               =======     =======      =====

Three-month sales in the United States exceeded prior year levels on a pro forma basis with good growth of the prescription
pharmaceuticals  Azmacort(r),  Lovenox(r)  and  DDAVP(r).    The
quarter-on-quarter sales comparison in France reflected higher sales of the analgesic Doliprane(r) and cardiovascular products,
particularly   Clexane(r)/Lovenox(r),   partially   offset    by
significantly lower Zagam(tm) sales. In Other European countries, sales out-performed the prior year period in Germany (Maalox(r), Clexane(r)/Lovenox(r)) and in the U.K., which benefited from
increased   sales   of   former  Fisons   respiratory   products
(principally  Intal(r) and Opticrom(r)).  Sales  in  Italy  were
slightly  above  the  prior  year  due  to  contributions   from
Granocyte(r), which was launched in Italy in the second  quarter
of  1995,  and growth of self-medication products.   Sales  also
increased in Central and Eastern Europe for the three-month period. The Rest of World area reported higher quarterly sales in Brazil (anti-infectives and rheumatology products) and in Japan, where good performance of Albuminar(r), sold through operations not contributed to Centeon, and Maalox(r) more than offset declines in sales of other products in anticipation of an April 1st government-imposed price reduction.

Sales by therapeutic area were as follows:

     Therapeutic Area/Principal
              Offerings              Three Months ended March 31,
                                     ----------------------------
           ($ in millions)                      Pro Forma     %
                                      1996         1995    Change*
   ----------------------------------------      -------    -----
   Azmacort(r)                        $  43       $  30       46%
   Intal(r)/Aarane(r)                    62          64       -2%
   Nasacort(r)                           12          10       15%
   Tilade(r)                             17          18       -9%
   Total Respiratory                    266         216       23%

   Clexane(r)/Lovenox(r)                 84          65       27%
   Dilacor(r) XR                         20          19        6%
   Lozol(r)/Indapamide                   15          11       31%
   Selectol(r)/Selecor(r)                21          16       29%
   Total Cardiovascular/Thrombosis      235         198       17%

   Flagyl(r)                             28          27        4%
   Granocyte(r)                          15           9       69%
   Total Anti-infectives/Oncology       186         170        8%

   Doliprane(r)                          37          29       23%
   Imovane(r)/Amoban(r)                  34          28       20%
   Total CNS/Analgesics                 168         132       26%

   Maalox(r)                             44          37       20%
   Total Gastrointestinal               106          95       11%

   Calcitonins                           19          24      -20%
   Orudis(r)/Profenid(r)/Oruvail(r)      47          47       -2%
   Total Bone
     Metabolism/Rheumatology             87          86        1%

   DDAVP(r)                              19          12       51%
   Other Therapeutic Areas              224         281      -21%

* Percentage change calculation excludes effects of currency fluctuations.

Growth of respiratory products was led by higher sales of Azmacort(r) and Nasacort(r) in the United States. The increase in Azmacort(r) was partially reflective of trade buying patterns during the quarter. Generic competition for the nebulizer form of Intal(r) triggered sales declines in the U.S. which were partially offset by higher sales in the U.K. and in Germany (Aarane(r)). Sales of Tilade(r) also lagged the prior year in the U.S., although sales gains were registered in Europe. Other ex-Fisons respiratory products, principally Opticrom(r), achieved higher sales for the quarter.

The thrombosis product Clexane(r)/Lovenox(r) experienced substantial growth in the U.S. and performed well during the quarter in France and Germany. Sales of Dilacor(r) XR also exceeded prior year. Sales of the Lozol(r) brand of indapamide increased over a weak prior year quarter; on a full year basis, sales of total indapamide products will continue to be affected by generic competition.

Sales of anti-infectives rose slightly as the effect of higher sales in Eastern European and Asian countries was reduced by
significantly  lower  Zagam(tm) sales  in  France.   Excluding  the
impact  of  Zagam(tm),   sales of anti-infectives  in  France  were
essentially  level  with  the  prior  year.   Expansion  of  the
Company's   oncological  products  was  driven  by   growth   of
Granocyte(r) sales in Europe, particularly in Italy and France, and modest contributions from sales of Taxotere(r) in Europe, where launches took place in mid-first
quarter   1996.   In  October  1995,  Taxotere(r)  received   an
approvable letter from the U.S. FDA for use in treatment of advanced breast cancer when other lines of therapy fail; the Company is currently involved in final labeling discussions with the FDA.

Increased sales of central nervous system products reflected higher sales of Imovane(r)/Amoban(r) in Europe, particularly
France and Germany. The analgesic Doliprane(r) also recorded growth for the three-month period.

Higher   quarterly  sales  of  gastrointestinal  products   were
principally due to good performance of Maalox(r) in European countries, particularly Germany, and in Japan.

The      anti-inflammatory      Orudis(r)/Profenid(r)/Oruvail(r)
experienced quarterly sales declines in the U.K. as a result of generic competition. Sales were also below the prior year in Japan. Lower three-month sales of bone metabolism products were due to reduced calcitonin sales in the U.S. and in certain European markets, mitigated in part by contributions from European sales of Menorest(r).

Reduced sales in other therapeutic areas reflected lower sales of the Cooper subsidiary and of certain bulk chemicals products as well as the reclassification of certain products to other categories in the current year. Higher sales of DDAVP(r) in the U.S. are also included in the category.


Operating Income

                             Three Months ended March 31,
                         ------------------------------------
                             1996      Pro Forma 1995
                         ------------  --------------
                                % of            % of   Total
(in millions)             $     Sales    $     Sales   Change
                         ------------  --------------  ------
Gross margin             $838   65.9%   $790    67.1%    6%
Selling, delivery and
  administrative          514   40.4%    491    41.7%    5%
Research and development  200   15.7%    177    15.0%   13%
Operating income          124    9.8%    122    10.3%    2%

Reductions in first quarter 1996 gross margin compared with pro forma 1995 reflected the effects of unfavorable product mix and lower royalties on in-market sales made by Fisons' joint venture partner in Japan due to a delayed pollen season. Selling, delivery and administrative expenses declined as a percentage of sales as the benefits of ongoing cost containment efforts and reduced support of certain non-strategic products exceeded increased spending associated with new products. Higher research and development as a percentage of sales reflects increased investment in later stage development projects including Synercid(tm) and new indications for Clexane(r)/Lovenox(r), and the movement of certain Gencell projects into the clinical development stage. Quarterly operating income margin declined slightly as higher Cost of Products Sold and an increased investment in research and development offset reduced selling, delivery and administrative expenses as a percentage of sales.

In  the  fourth  quarter  of 1995, the Company  recorded  a  $60 million  pretax  charge  related to  the  restructuring  of  RPR
operations as a direct result of the acquisition of Fisons.   In
addition, as part of the Fisons purchase price allocation, the Company recorded a $100 million liability for the restructuring
of  Fisons  operations.   The combined  $160  million  liability
represents  expected  cash  outlays,  which  will  be  primarily
severance-related,   associated   with   eliminating   positions
principally  in the marketing, administrative and  manufacturing
functions.   Many of these positions are based in the  U.S.  and
the  U.K., although other locations will also be affected.   For
the three months ended March 31, 1996, cash outlays associated with the restructuring approached $28 million with just under
800  positions  affected.   Cost  savings  and  sales  synergies
associated with the Fisons acquisition are expected to have a greater impact in the second half of 1996. The Company achieved cost savings in-line with expectations during the first quarter.


Interest

Net interest expense for the first quarter of 1996 and pro forma 1995 reflected the impact of acquisition debt associated with the Fisons transaction. Current period interest expense was favorably impacted by lower weighted average interest rates in the U.S. and Europe.

A reduction in remuneration on preferred stock and capital equity notes compared with pro forma 1995 was due to the absence in 1996 of Market Auction Preferred Shares which were redeemed in the third quarter of last year. In December 1995, the Company issued $500 million of capital equity notes to RP, remuneration on which is based on six-month LIBOR plus a margin.


Other (Income)/Expense - Net and Gain on Sales of Assets

Other (income)expense - net  for  the  first  quarter  of   1996
included $37 million of income from equity affiliates, including
the   Centeon  joint  venture;  income  from  equity  affiliates approximated $40 million on a pro forma basis in 1995.

Pro forma 1995 other (income)expense - net included charges of $25 million ($.15 per share) related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation. Pro forma 1995 results exclude acquired research and development of $13 million ($.06 per share) related to an additional investment in AIS.

First  quarter 1995 gains on sales of assets totaled $50 million
($.25 per share) and included the sale of assets related to  the
Company's   Canadian  over-the-counter  business   and   certain
European product rights.


Taxes

The Company's first quarter reported effective income tax rate approximated 31% in 1996 compared with 38% on a pro forma basis in 1995 reflecting current year tax planning strategies and the unfavorable impact in 1995 of first quarter asset gains and carrying value reassessments.


Financial Condition

Cash Flows

Cash outflows associated with first quarter operating activities totaled $132 million compared with $4 million in 1995, reflecting increased working capital needs and greater outlays for restructuring activities and income tax payments. Net income for 1996 included approximately $37 million of non-cash earnings of equity affiliates, primarily Centeon.

Cash flows from investing activities included cash proceeds of $236 million from the March 1996 sale of Fisons' Scientific Instruments Division. Investing outflows during the quarter included cash outlays for Fisons acquisition costs that were accrued at year-end 1995. At $91 million, first quarter 1996 capital expenditures exceeded the prior year by $26 million; full-year capital spending is expected to surpass 1995 levels due, in part, to investment in support of new products. In 1995, proceeds from sales of assets were substantially offset by cash outflows associated with certain investments in technologies and product rights.

Cash proceeds from issuances of common stock approached $35 million during the first quarter and essentially offset cash dividends paid to common shareholders ($40 million or $.30 per share). In May 1996, the Board of Directors declared a second quarter cash dividend of $.32 per share payable on May 31, 1996 to holders of record on May 13, 1996. The dividend represents a 7% increase over the comparable prior year period.


Liquidity

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments and time deposits) to net debt plus equity ratio declined slightly to .55 to 1 at March 31, 1996 from .56 to 1 at December 31, 1995. The Company expects to achieve a more significant improvement in its net debt ratio by the end of 1996, in part, through proceeds from planned additional divestitures of non-strategic assets. The ratio of current assets to current liabilities was 1.21 to 1 compared to 1.16 to 1 at December 31, 1995.

At  March  31, 1996, the Company had committed lines  of  credit
totaling  $2,325  million.   Of  this  amount,  $1,825   million
represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. An additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. Borrowings outstanding under
the  above lines totaled $1,225 million at March 31, 1996.   The
Company classified this amount plus an additional $1,100 million of short-term borrowings as long-term debt at March 31, 1996 as it had the ability and intent to finance these amounts on a long-term basis under the above medium-term facilities.

Pursuant to a shelf registration, the Company has the ability to issue an additional $325 million in public debt securities and/or preferred shares.

Management believes that cash flows from operations, supplemented by proceeds from selected divestitures and financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. The Company's competitive position, including its ability to discover, develop and market innovative new therapies, build leadership positions in targeted therapeutic areas and maximize the benefits of business acquisitions and alliances, will drive its liquidity on a long-term basis.

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 10 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of this Form 10-Q. In April 1996, the Company, with the three other plasma fractionators defending the U.S. anti-hemophilic factor litigation, announced a proposed class settlement offer to resolve this litigation. The proposed offer is conditioned upon, among other things, acceptance by 95% of existing U.S. plaintiffs, a number of opt-outs not to exceed 100, and approval by the court. The Company estimates that the proposed settlement, after consideration of insurance recoveries and existing reserves, would have a moderate adverse impact on earnings in the quarter it was recognized, but would not have a material adverse impact on earnings on an annual basis.

ITEM 3.    LEGAL PROCEEDINGS

Diethylstilbestrol ("DES") Litigation

There are approximately four hundred and ninety-nine actions pending against one or more current and/or former subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, the Company's subsidiaries are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that it has adequate defenses to DES claims. The Company and certain of its current and former subsidiaries were named in a putative class action, Ballo et al., v. Abbott
                                        ------------------------
Laboratories, et al., No. 96-CV-0774, filed in the United States
- ------------------------------------
District   Court    for   the   Eastern    District  of New York
on February 21, 1996.   The  case, brought  on behalf of
all women in the United States exposed  to
DES while in utero, seeks compensation for future medical expenses allegedly associated with the exposure, as well as financial support for educational and research efforts related to DES. The class does not seek compensation for existing DES-related injuries. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights.


AHF Litigation

There are approximately 387 lawsuits in the United States, 7 in Canada and 56 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 117 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In  December  1993, the Federal Multi-District Litigation  Panel
("MDL")  authorized  the consolidation  of  all  AHF  litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District
Court  for  the Northern District of Illinois for this  purpose.
Five proposed federal class action lawsuits (Richard Roe and his
                                             -------------------
mother,  Jane  Roe  v. Armour Pharmaceutical  Company,  et  al.,
- ---------------------------------------------------------------
United States District  Court, Idaho District;
Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al.,
- -----------------------------------------------------------------
United States District Court for the Eastern District of Louisiana; Timmy Dale Martin, et al. v. Armour Pharmaceutical Company, et al.,
- -----------------------------------------------------------------------
United States District Court for the  Northern District of
Alabama;  Thorne  v.  Alpha Therapeutic, et al.,  United  States
          -------------------------------------
District Court for the Eastern District of Louisiana and Morabito  v.
                                                         ------------
Rhone-Poulenc Rorer, et al., United States District Court for the
- ---------------------------
District of Wyoming [removed from state Colorado court]), and three proposed state court class actions (Richard Murphy, et al. v.
                                        -------------------------
Armour Pharmaceutical Company, et al., Superior Court,
- -------------------------------------
Pima County, Arizona, James David Hepworth v. Armour, et al., Marion
                      --------------------------------------
County Superior Court, Indiana; and Jones v. Bayer Corporation et al.,
                                    ---------------------------------
Florida), discussed further below, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago.

In   October  1995,  the  United  States  Supreme  Court  denied plaintiffs'  petition  for  a  writ  of  certiorari  related  to plaintiffs'  proposed  certification  of  a  federal  nationwide class action captioned Wadleigh, et al v. Armour
                       -------------------------

Pharmaceutical Company (United States District Court, Northern District,
- ----------------------
Illinois).  Wadleigh was decertified in January 1996.   As noted above, the
            --------
Jones action is pending in a Florida state court against the same defendants
- -----
as in Wadleigh, together with a Florida plasma provider; plaintiffs' counsel
      --------
consist of a subgroup of counsel from  Wadleigh.  The Jones action seeks
                                       --------       -----
certification  of  a  nationwide class and a  Florida  subclass.
Evidentiary   hearings   on   plaintiffs'   motion   for   class
certification have been completed and the judge has indicated his intention to deny certification of both proposed classes. A written opinion will be issued within the next several weeks.

In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in a state court in Louisiana on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision has been appealed by plaintiff to the state appellate court in Louisiana and was argued in March 1995.

With respect to the above litigation, the Company has contractual rights to certain insurance coverage provided by carriers that insured Revlon, Inc., the party from whom it purchased Armour in 1986 ("Revlon carriers"). The Company also has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if self-insured retention levels from relevant insurable losses are exceeded.

From late 1988 until November 1995, the Company was involved in litigation with a principal insurance carrier ("the principal carrier"), an umbrella insurance carrier ("the umbrella carrier") and many of the Revlon carriers, relative to carrier defense and indemnity obligations associated with the AHF litigation ("the insurance coverage litigation"). In late 1994, the Company settled the dispute being litigated with the principal carriers by entering into an agreement which defines the principal carrier's obligations with respect to the underlying AHF litigation. The Company also settled its disputes with the umbrella carrier and many of the Revlon carriers. After lengthy discussions, the Company and the remaining Revlon carriers in the insurance coverage litigation agreed in November 1995 regarding the extent and other conditions of coverage of those carriers, and the litigation was concluded. Based upon the above, the Company believes that there is a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated probable liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5").

In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a proposed class settlement offer to resolve this litigation. The proposal has two primary components: a $600 million fund to be established available to HIV-infected hemophiliacs and other designated claimants; and a separate fund for attorneys' fees and settlement administration costs as determined by the class settlement judge, up to a maximum of $40 million. The proposed offer is conditioned upon, among other things, acceptance by 95% of existing U.S. plaintiffs, a number of opt-outs not to exceed 100, and approval by the court. The Company estimates that the proposed settlement, after consideration of insurance recoveries and existing reserves, would have a moderate adverse impact on earnings in the quarter it was recognized, but would not have a material adverse impact on earnings on an annual basis.


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

The Company and it subsidiary, Rhone-Poulenc Rorer International (Holdings) Inc. ("RIH"), together with three former officers, and/or directors of a former subsidiary, Rorer International (Overseas) Inc. ("RIO") have been named as defendants in a lawsuit filed by a Mexican pharmaceutical company known as Laboratorios A.F. Aplicaciones Farmaceuticas, S.A. de C.V. ("LAF"). This suit, pending in the United States District Court for the Eastern District of Pennsylvania, is set for trial in June 1996. The suit arises out of an action brought in 1985 in Mexico by RIO against LAF for infringement of intellectual property rights. The suit alleges that RIO obtained a wrongful injunction against LAF and pursued its claims against LAF in bad faith, resulting in lost profits and damage to LAF's reputation. The Company believes that the claims asserted by LAF are without merit and is vigorously defending this suit.


Antitrust Litigation

The Company has been named as a defendant in 134 antitrust lawsuits. It is presently a party to ten state court actions pending in California, two each in Alabama, Minnesota and Wisconsin, and one each in the District of Columbia, Washington, Colorado, Arizona, Maine, New York and Michigan. Additionally, the Company has been named in 111 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). All of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Alabama, Minnesota, Wisconsin and the cases in New York, Arizona, Colorado, Washington, Maine and Michigan allege proposed consumer class claims. An Alabama state court has conditionally certified a consumer class action on behalf of Alabama residents and consumers in seven other states and the District of Columbia. On October 4, 1995, the Washington state court action was dismissed with prejudice with the court holding that Washington law did not permit a consumer action in this instance. This ruling is currently on appeal. The Colorado state court action was dismissed on January 23, 1996. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class was given and the opt-out period ended March 10, 1995. The trial of the class case is scheduled for May 7, 1996. The coordinating California state court certified retail and consumer classes in June 1995. These cases have been stayed pending resolution of the federal litigation. Notice to the retailer class was given and the opt-out period has expired; notice to the consumer class has not yet been provided.

In addition, several of the companies named as defendants in the federal class action, excluding RPR, entered into a tentative settlement with independent and chain pharmacies who are members of that class. That settlement was disapproved by the court on April 4, 1996. A new tentative settlement between the class and some of the defendants, not including RPR, was preliminarily approved on May 8, 1996, subject to notice to the class and a final approval hearing to be scheduled in June. Also on April 4, the court denied summary judgment motions filed by the pharmaceutical companies and summary
judgment      motions     filed     by     the        wholesaler
defendants were granted. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.


Environmental Litigation

Fisons plc has been named along with other defendants in a U.S. Federal Court action (Olin Corporation v. Fisons plc, et al.,
                       ----------------------------------------
United States District Court   for  the  District  of
Massachusetts)  in  which   Olin Corporation  is  seeking
to  recover  its  response  costs  for
environmental contamination resulting from operations at a Wilmington, Massachusetts facility. The facility was operated during the late 1960s by a separate Fisons entity. Fisons plc and another subsidiary, Fisons Finance Ltd., are named in a cross-claim and third-party complaint, respectively, filed by one of the co-defendants in the Olin action, NOR-AM Chemical
                                   ----
Company ("NOR-AM"). NOR-AM is asserting claims for indemnification and/or contribution if it is found liable in Olin. Fisons plc has filed a motion to dismiss the Complaint for
- ----
lack of personal jurisdiction. The Court has not yet ruled on this motion.

The Company and/or its subsidiaries, including the recently-acquired Fisons companies, have been named as potentially responsible parties at three sites on the U.S. National Priority
List created by Superfund legislation.


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

The outcomes of the referenced litigation cannot be predicted with certainty. The defense of these cases and the defense of expected additional lawsuits may require substantial legal defense expenditures. The Company follows SFAS 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset insurance recoveries that are probable of occurrence as a result of the insurance coverage litigation settlement previously described. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, except for the proposed class settlement offer in the U.S. AHF litigation discussed previously, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the referenced litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

At the Annual Meeting of Shareholders held on May 3, 1996, the five nominees to the Board of Directors were elected to three-year terms ending in 1999 and the selection of independent accountants for 1996 was ratified.

An amendment to the Company's Articles of Incorporation to increase the number of authorized common shares to 600 million was approved with 118,131,586 votes in favor; 9,556,802 votes against and 286,679 abstentions.

Also at the Annual Meeting, the Company recognized Robert Cawthorn, who retired as Chairman of the Board of Directors. Mr. Cawthorn has been elected Chairman Emeritus and will remain a director of the Company. Michel de Rosen, President and Chief Executive Officer of the Company, has been appointed Chairman of the Board.


ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

a. Exhibits

     11   Statement re computation of earnings per common share.

     15   Letter re unaudited interim financial information.

     27   Financial data schedule (electronic filing only).


b. Reports on Form 8-K

     The Company filed a Current Report on Form 8-K/A (Amendment to  Form  8-K  dated October 20, 1995) on January  5,  1996 containing Fisons plc historical financial statements and Company pro forma financial information.

                               SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               RHONE-POULENC RORER INC.
                               -------------------------------
                               (Registrant)







May 10, 1996                 /s/  PATRICK LANGLOIS
                             -------------------------------
                                  Patrick Langlois
                                  Senior Vice President and
                                  Chief Financial Officer

                           INDEX TO EXHIBITS




Exhibit No.
- -----------

  11             Statement re computation of
                 earnings per common share.


  15             Letter re unaudited interim
                 financial information.


  27             Financial data schedule (electronic
                 filing only).