Form 10-Q
period 1996-06-30
RHONE POULENC RORER INC
filed 1996-08-13
CIK 217028

- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                      --------------------------

                              FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996
                                 -------------
  OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


  For the transition period from __________ to ____________

  Commission file number 1-5851
                         ------

                    RHONE-POULENC RORER INC.
- ---------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PENNSYLVANIA                            23-1699163
- ---------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                              19426-0107
- ---------------------------------------------------------------------
(Address of principal                                   (Zip Code)
executive offices)

                         (610) 454-8000
- ---------------------------------------------------------------------
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes  [X]     No [ ]

The number of shares of common stock outstanding as of the close of business July 31, 1996 was 136,104,892.

- -----------------------------------------------------------------------
- -----------------------------------------------------------------------
            The Exhibit Index is located on page 25.

                    RHONE-POULENC RORER INC.
                  QUARTERLY REPORT ON FORM 10-Q
               For the Quarter Ended June 30, 1996



                        TABLE OF CONTENTS
         --------------------------------------------------


                 PART I.  FINANCIAL INFORMATION


                                                                Page
                                                               -------
Item 1.  Financial statements:

         Report of Independent Accountants                         3

         Condensed Consolidated Statements of Income               4

         Condensed Consolidated Balance Sheets                     5

         Condensed Consolidated Statements of Cash Flows           6

         Notes to Condensed Consolidated Financial Statements   7-13

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    14-20


                     PART II.  OTHER INFORMATION


Item 3.  Legal Proceedings                                     21-24

Item 6.  Exhibits                                                 25

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                   /s/   COOPERS & LYBRAND L.L.P.
                                   -------------------------------
                                         COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
July 22, 1996

                        PART I.    FINANCIAL INFORMATION



ITEM 1.     Financial Statements
            --------------------

        RHONE-POULENC RORER INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   (Unaudited - amounts in millions except per share data)



                               Three Months       Six Months Ended
                               Ended June 30,         June 30,
                            ------------------  ------------------
                               1996      1995     1996       1995
                            --------  --------  --------  --------
 Net sales                  $1,346.1  $1,241.3  $2,618.5  $2,339.7

 Cost of products sold         443.8     427.7     878.0     831.7
 Selling, delivery and
    administrative expenses    532.5     474.8   1,046.7     861.6
 Research and development
    expenses                   214.4     184.3     414.3     343.0
                            --------  --------  --------  --------
   Operating income            155.4     154.5     279.5     303.4

 Interest expense, net          43.5      12.4      84.5      23.0
 Gain on sale of assets           --        --        --     (49.5)
 Other (income) expense, net   (36.6)     10.8     (77.4)     59.8
                            --------  --------  --------  --------
   Income before income taxes  148.5     131.3     272.4     270.1
 Provision for income taxes     46.3      39.9      85.2      83.5
                            --------  --------  --------  --------
   Net income                  102.2      91.4     187.2     186.6
 Dividends on preferred stock
 and remuneration on capital
 equity notes                   10.3       5.7      21.3      11.4
                            --------  --------  --------  --------
Net income available to
 common shareholders        $   91.9  $   85.7  $  165.9  $  175.2
                            ========  ========  ========  ========
 Primary earnings per common
 share:

   Net income available to
      common shareholders
      per share             $    .68  $    .64  $   1.23
                            ========  ========  ========
   Net income available to
      common shareholders
      per share, pro forma                                $   1.29
                                                          ========
 Cash dividends per common
    share                   $    .32  $    .30  $    .62  $    .60
                            ========  ========  ========  ========
 Average common shares
    outstanding                135.7     134.2     135.3     134.1
                            ========  ========  ========  ========

     See Notes to Condensed Consolidated Financial Statements.

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - dollars in millions)

                                               June 30,   December 31,
                                                 1996         1995
                                               --------     -------
ASSETS
Current:
Cash and cash equivalents                      $   60.9     $ 115.4
Cash pooling arrangements with
   Rhone-Poulenc S.A.                              10.4        16.0
Short-term investments                             66.7          --
Trade accounts and notes receivable, less
   reserves of $95.5 (1995: $87.3)                870.6       956.8
Inventories                                       832.8       765.6
Assets held for sale                                9.3       228.8
Other current assets                              787.8       707.0
                                               --------    --------
               Total current assets             2,638.5     2,789.6

Time deposits, at cost                             83.0        83.0
Property, plant and equipment, net of
accumulated depreciation of $1,447.4
   (1995: $1,255.5)                             1,556.5     1,621.0
Goodwill, net of accumulated amortization of
   $274.6 (1995: $241.6)                        2,836.9     2,953.5
Intangibles, net of accumulated amortization
   of $133.4 (1995: $106.3)                       849.2       866.8
Other assets                                      769.1       673.2
                                               --------    --------
               Total assets                    $8,733.2    $8,987.1

LIABILITIES
Current:
Short-term debt                                $  189.1     $ 384.2
Notes payable to Rhone-Poulenc S.A. &
   affiliates                                     225.5       127.6
Accounts payable                                  529.8       601.8
Other current liabilities                       1,143.4     1,291.5
                                               --------    --------
               Total current liabilities        2,087.8     2,405.1
Long-term debt                                  2,415.2     2,159.0
Notes payable to Rhone-Poulenc S.A. &
   affiliates                                     249.5       525.4
Deferred income taxes                             363.1       365.5
Other liabilities, including minority
   interests                                    1,201.5     1,174.9
                                               --------    --------
               Total liabilities                6,317.1     6,629.9

Contingencies

SHAREHOLDERS' EQUITY
Money market preferred stock, without par
   value (liquidation preference $100,000 per
   share); authorized, issued and outstanding
   1,750 shares                                   175.0       175.0
Capital equity notes                              500.0       500.0
Common stock, without par value; stated value
   $1 per share; authorized 200,000,000 shares;
   issued and outstanding 135,986,739 shares
   (1995: 134,528,487 shares)                     141.0       139.5
Capital in excess of stated value                 204.2       153.2
Retained earnings                               1,662.3     1,580.3
Employee Benefits Trust                          (185.7)     (185.7)
Cumulative translation adjustments                (80.7)       (5.1)
                                               --------    --------
               Total shareholders' equity       2,416.1     2,357.2
                                               --------    --------
     Total liabilities and shareholders'
        equity                                 $8,733.2    $8,987.1
                                               ========    ========

      See Notes to Condensed Consolidated Financial Statements.

            RHONE-POULENC RORER INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited - dollars in millions)


                                                  Six Months Ended
                                                      June 30,
                                                ------------------
                                                  1996       1995
                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities    $  46.5    $ 136.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (165.9)    (122.9)
Proceeds from sale of assets                      251.3       84.0
Businesses acquired                               (25.3)    (185.0)
Purchases of investments/product rights, net      (20.2)    (110.6)
Net investment hedging, net                          --       (9.2)
                                                -------    -------
   Net cash provided by (used in) investing
      activities                                   39.9     (343.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Long-term debt, net                             (9.9)      64.4
   Short-term debt, net                           (71.7)     143.8
Issuances of common stock                          52.5        1.8
Dividends and remuneration paid                  (105.2)     (91.9)
                                                -------    -------
   Net cash provided by (used in) financing
      activities                                 (134.3)     118.1
Effect of exchange rate changes on cash and
   cash equivalents                                (6.6)       2.6
                                                -------    -------
Net decrease in cash and cash equivalents         (54.5)     (86.7)
Cash and cash equivalents at January 1            115.4      118.8
                                                -------    -------
Cash and cash equivalents at June 30            $  60.9    $  32.1
                                                =======    =======

    See Notes to Condensed Consolidated Financial Statements.

                    RHONE-POULENC RORER INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



NOTE 1.-  RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented. Certain prior year items have been reclassified to conform to current classifications. The Company restated its first quarter 1995 results to include the accounts of businesses acquired from Rhone-Poulenc S.A. ("RP") (see Note 9). Earnings per share (pro forma) for the first half of 1995 reflect pro forma charges totaling $1.6 million relative to the acquisition transactions.

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


NOTE 2.-  FISONS

In late October 1995, the Company acquired the outstanding shares of Fisons plc ("Fisons"), a U.K.-based pharmaceutical company, for a total purchase price, including expenses, of $3.0 billion. The Company is currently finalizing fixed asset appraisals and the valuation of intangibles. To date, the preliminary purchase price allocation has resulted in goodwill of $2.2 billion and intangibles of $600.0 million that will be amortized on a straight-line basis over lives of 40 years and 15 to 30 years, respectively.

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

On July 3, 1996, the Company finalized its agreement with Medeva plc to sell certain U.S.-based ex-Fisons fixed assets and license certain intellectual property rights for total cash consideration of $370.0 million. At the end of a four-and-one-half year period, Medeva has the option to purchase the intellectual property rights. The upfront cash payment includes fixed asset sale proceeds and certain prepayments under the licensing arrangement, including licensing fees and a purchase option payment which are refundable in certain circumstances.

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

The following unaudited pro forma financial information shows the results of the Company's operations for the three and six months ended June 30, 1995 as if the acquisitions of Fisons and AIS and the formation of Centeon had occurred on January 1, 1995. Adjustments have been made for financing charges and goodwill amortization, and income taxes were provided at an estimated full year effective income tax rate of 36%. The operations of Fisons' Scientific Instruments Division and Laboratory Supplies Division, sold in 1996 and 1995, respectively, are not included in the pro forma results. Research and development expenses approximating $9.6 million and $23.9 million for the three- and six-month periods, respectively, associated with research operations sold by Fisons in mid-1995 are also excluded. In addition, the pro forma information excludes acquired research and development of $13.0 million recorded in the first quarter of 1995 associated with the Company's prior equity investment in AIS. The pro forma information does not purport to be indicative of the Company's results of operations had the transactions actually occurred on the dates presented nor is it necessarily indicative of future operating results.

                                      Three months  Six months
                                          ended        ended
                                         June 30,     June 30,
                                           1995         1995
                                        ---------    ---------
(in millions, except per share data)

Net sales                               $ 1,317.8    $ 2,495.7
Cost of products sold                       423.3        811.3
Selling, delivery and administrative
   expenses                                 577.2      1,068.6
Research and development                    205.1        381.7
                                        ---------    ---------
  Operating income                          112.2        234.1
Interest expense, net                        45.1         88.5
Gain on sales of assets                        --        (49.5)
Other (income), net                         (38.1)       (46.8)
                                        ---------    ---------
  Income before income taxes                105.2        241.9
Provision for income taxes                   38.7         90.3
                                        ---------    ---------
  Net income from continuing operations
     before nonrecurring charges             66.5        151.6
Dividends on preferred stock and
   remuneration on capital equity notes      14.3         28.5
                                        ---------    ---------
  Net income from continuing operations
     before nonrecurring charges
     available to common shareholders,
     pro forma                          $    52.2    $   123.1
                                        =========    =========
Earnings per common share, pro forma    $     .39    $     .91
                                        =========    =========
Average common shares outstanding           134.2        134.1
                                        =========    =========

NOTE 4.-  RESTRUCTURING AND OTHER CHARGES

In December 1995, the Company recorded a $60.0 million pretax charge related to the restructuring of RPR operations as a direct result of the acquisition of Fisons. As part of the Fisons purchase price allocation, the Company has also recorded a $100.0 million liability for the restructuring of Fisons operations. The combined $160.0 million liability represents expected cash outlays, which will be principally severance-related, associated with eliminating positions principally in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K., although other locations will also be affected. For the three- and six-month periods ended June 30, 1996, cash outlays associated with the restructuring programs totaled $49.0 million and $76.8 million, respectively, with just under 1,400 positions affected.

A rollforward of the 1995 restructuring liability from January
1, 1996 is as follows:


                                       Translation
                  January 1,           adjustments/  June 30,
                    1996    Payments      other        1996
                   ------   ------        -----      ------
                            (Dollars in millions)
Social costs       $148.5   $(63.2)       $(3.3)     $ 82.0
Third parties        11.5    (13.6)         2.1          --
                   ------   ------        -----      ------
     Total         $160.0   $(76.8)       $(1.2)     $ 82.0
                   ======   ======        =====      ======

In June 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan. At June 30, 1996, the remaining reserve approximated $15.3 million, the majority of which represented outstanding social costs. Cash outlays during the quarter and year-to-date period were not significant.


NOTE 5.-  GAIN ON SALE OF ASSETS AND OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the second quarter and year-to-date periods of 1996 included pretax income totaling $40.6 million and $77.7 million, respectively, from equity affiliates, including the Centeon joint venture. Sales of Centeon, including sales to certain RPR affiliates, approached $496.7 million for the six-month period ended June 30, 1996 while gross profit and income before taxes as a percentage of sales approximated 52% and 29%, respectively. Other (income) expense, net for the second quarter of 1996 also includes increased provisions for anti-hemophilic factor litigation and gains on sales of nonstrategic investments; the impact of these items was not material.

Other (income) expense, net for the first half of 1995 included $13.0 million of acquired research and development expense related to an additional investment in AIS and pretax charges of $25.4 million related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation. In the first quarter of 1995, the Company also recorded pretax gains totaling $49.5 million from the sale to Ciba-Geigy Ltd. of assets related to the Company's Canadian over-the-counter business and the sale of certain European product rights.


NOTE 6.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date June 30 reported effective income tax rate approximated 31.3% in 1996 compared with 30.9% in 1995.

NOTE 7.-  INVENTORIES

Inventories consisted of the following:

                                     June 30,     December 31,
                                       1996           1995
                                     --------        --------
                                      (Dollars in millions)
Finished goods                       $  352.2        $  346.2
Work in process                         153.2           140.6
Raw materials and supplies              327.4           278.8
                                     --------        --------
                                     $  832.8        $  765.6
                                     ========        ========

NOTE 8.-   SHAREHOLDERS' EQUITY

                           Money              Common    Capital
                           market   Capital  stock at  in excess              Employee   Cumulative
                          preferred  equity   stated   of stated   Retained   Benefits   translation
                            stock    notes     value     value     earnings     Trust    adjustments
                           ------   ------    ------    -------    --------   --------   -----------
                                                   (Dollars in millions)
Balance, January 1, 1996   $175.0   $500.0    $139.5    $153.2      $1,580.3   $(185.7)    $ (5.1)
Net income                                                             187.2
Cash dividends, $.62 per
  common share                                                         (83.9)
Dividends on preferred
  stock                                                                 (4.7)
Remuneration on capital
  equity notes                                                         (16.6)
Issuance of shares under
  employee benefit plans                         1.5      51.0
Translation adjustments                                                                    (75.6)
                           ------   ------     ------   ------      --------   -------   ---------
Balance, June 30, 1996     $175.0   $500.0     $141.0   $204.2      $1,662.3   $(185.7)  $ (80.7)
                           ======   ======     ======   ======      ========   =======   =========

NOTE 9.-  RELATED PARTY TRANSACTIONS

The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions. At June 30, 1996, cash pooling arrangements with RP totaled $10.4 million.

Receivables from RP at June 30, 1996 included $10.7 million in accounts receivable from sales of products to RP and $33.4 million classified as other current assets. Receivables and investments related to Centeon classified as current assets totaled $55.4 million at June 30, 1996.

Accounts payable related to the purchase of materials and services from RP were $8.2 million at June 30, 1996; accrued and other liabilities due to RP totaled $13.0 million. As of June 30, 1996, the Company had $225.5 million short-term and $249.5 million long-term debt outstanding with RP. Current liabilities due to Centeon totaled $64.4 million.

Sales to RP totaled $7.9 million in the second quarter and $17.7 million for the six-month period ended June 30, 1996; services purchased from and interest paid to RP totaled $4.3 million in the second quarter and $16.0 million for the first half of 1996. For the comparable 1995 periods, sales to RP were $8.0 million and $16.5 million, respectively; services purchased from and interest paid to RP totaled $9.7 million and $19.2 million, respectively.

In the 1995 second quarter, the Company acquired Cooperation Pharmaceutique Francaise and a pharmaceutical business in Brazil from RP for cash and preferred stock of an RPR subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating 645.0 million French francs (approximately $125.2 million) and pay dividends of 7.5% per annum on a stated value of 145.0 million French francs. The acquisition agreements call for potential earnings adjustments to the purchase price of the businesses based on several factors, including earnings performance.

NOTE 10.- CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 493 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early-and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates. In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a class settlement proposal to resolve this litigation and, in May 1996, the companies made a formal settlement offer. Negotiations are continuing with plaintiffs' counsel with respect to this proposal; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers;
(4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(r); and (5) potential responsibility relating to past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by Superfund legislation.

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


Strategic Business Developments Affecting Comparability

In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and a pharmaceutical business in Brazil. The acquisitions of entities under common control were treated for accounting purposes on an "as-if pooling" basis; accordingly, the Company's restated its results effective April 1, 1994 and January 1, 1994, respectively, to include the accounts of Cooper and the Brazilian business. Earnings per share for the six months ended June 30, 1995 reflect first quarter pro forma charges totaling $1.6 million relative to the acquisition transactions.

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

The above strategic business developments affect comparability of second quarter and six-month 1996 results with reported results for the comparable 1995 periods. A more meaningful analysis can be made by comparing 1996 results with the 1995 pro forma results appearing in Note 3, "Pro Forma Financial Information" on page 8 in the Notes to Condensed Consolidated Financial Statements. The 1995 pro forma information does not purport to be indicative of the Company's results of operations had the transactions described above actually occurred on the dates presented nor is it necessarily indicative of future operating results. The 1995 pro forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the Fisons acquisition and Centeon joint venture. The following "Results of Operations" discussion describes the comparison of the second quarter and year-to-date periods of 1996 to the comparable 1995 pro forma results, unless otherwise noted.


Results of Operations (Three and six months ended June 30, 1996 versus comparable 1995 periods on a pro forma basis)

Second quarter 1996 net income available to common shareholders was $92 million ($.68 per common share) as compared with $52 million on a pro forma basis in the prior year ($.39 per common share). On a year-to-date basis, net income available to common shareholders totaled $166 million ($1.23 per common share) for the first half of 1996, an increase of 35% over the comparable prior year period. Six-month 1995 pro forma results included

$.10 per common share of asset gains, net of the effects of the reassessment of certain asset values.


Sales

At $1,346 million, reported second quarter 1996 sales increased by 2% over 1995 pro forma sales. Excluding negative effects of currency fluctuations of approximately 4%, sales increased by 6% substantially due to volume increases, including 3 percentage points from new product presentations. Reported six-month sales increased 5% over 1995 pro forma sales; year-to-date sales growth excluding currency effects approximated 7%.

In the tables and discussion which follow, percentage comparisons of sales are presented excluding the effects of currency fluctuations unless otherwise noted.

Sales by geographic area were as follows (% change excludes the effects of product divestitures and currency fluctuations):

               Three Months ended June 30,   Six Months ended June 30,
                --------------------------   --------------------------
                            Pro                         Pro
                           Forma       %               Forma        %
 ($ in millions)  1996      1995    Change    1996      1995     Change
                ------    ------     -----   ------    ------     -----
 U.S.           $  280    $  269       4%    $  486    $  455       7%
                ------    ------     -----   ------    ------     -----
 France            449       469      --%       921       922       1%
 Other Europe      373       360       8%       768       713      10%
 Rest of World     244       220      19%       444       406      15%
                ------    ------     -----   ------    ------     -----
 Total Non-U.S.  1,066     1,049       7%     2,133     2,041       7%
                ------    ------     -----   ------    ------     -----
 Total Sales    $1,346    $1,318       6%    $2,619    $2,496       7%
                ======    ======     =====   ======    ======     =====

Three-month sales in the United States improved modestly over prior year pro forma sales with a doubling in sales of the thrombotic Lovenox(r) and contributions from the innovative new products Taxotere(r) and Rilutek(r). Quarterly sales declines in Azmacort(r) and Lozol(r) weakened overall U.S. sales growth for the period. On a six-month basis, U.S. sales of major prescription pharmaceuticals (Azmacort(r), Lovenox(r), Dilacor(r) XR and DDAVP(r)) exceeded prior year levels.

Second quarter sales in France were essentially level with the prior year as contributions from new oncology products (Taxotere(r), Campto(r) and Granocyte(r)) exceeded declines in other categories. Sales in France have been affected by a slowdown in market growth due in part to restricted physician prescribing practices in response to government health care reform proposals. The year-to-date sales comparison in France reflected oncology product sales gains and higher sales of the analgesic Doliprane(r), offset by significantly lower Zagam(tm) sales.

Increased sales in many of the major Other European markets for the three- and six-month periods resulted from growth of strategic products. Sales increased on a year-to-date basis in Germany (Clexane(r)/Lovenox(r), Tilade(r), Taxotere(r)) although quarterly sales declined slightly due to a decrease in sales of self-medication products, principally Maalox(r) and certain non-core products. Three- and six-month sales outperformed prior year levels in the U.K. (Intal(r), Imovane(r)/Amoban(r) and generics). Sales for the quarter and year-to-date period improved in Italy due to contributions from Granocyte(r) and growth of self-medication products (Maalox(r)). A government-imposed price reduction on prescription pharmaceuticals will take effect in Italy later in the year. Increased sales of strategic products drove sales growth in Spain. Sales were also higher in Central and Eastern Europe for the reported periods.

The Rest of World area reported higher quarterly and year-to-date sales in Japan (Albuminar(r) sold through operations not contributed to Centeon and Maalox(r)), South Asian markets and Brazil.

The Company is focusing on innovation and leadership in targeted key therapeutic areas including asthma/allergy, thrombosis, anti-infectives and oncology and, in 1996, it realigned its therapeutic categories accordingly. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company. Sales by therapeutic area for the three- and six-month periods were as follows:

                          Three Months ended       Six Months ended
                               June 30,                June 30,
                        -----------------------   -----------------------
      Therapeutic               Pro                       Pro
     Area/Principal             Forma      %              Forma     %
       Offerings        1996    1995    Change*    1996   1995    Change*
    ($ in millions)
                        -----   -----   -------    -----  -----   -------
  Azmacort(r)           $  41    $ 50      -20%     $ 84   $ 80       4%
  Intal(r)/Aarane(r)       72      78       -5%      134    142      -4%
  Nasacort(r)/
    Nasacort(r) AQ         22       24      -7%       34     34      -1%
  Tilade(r)                20        1      10%       37     36       1%
  Total Asthma/Allergy
    and Other Respiratory 277      292      -3%      543    508       8%

  Clexane(r)/Lovenox(r)    93       77      26%      177     142    26%
  Dilacor(r) XR            28       25      11%       48      44     9%
  Lozol(r)/Indapamide      10       16     -32%       25      27    -6%
  Total
    Cardiovascular/
    Thrombosis            247      241       6%      482     439    11%

  Flagyl(r)                31       28      17%       59      55    11%
  Total Anti-
    infectives            151      149       5%      306     300     3%

  Doliprane(r)             36       37       3%       73      66    12%
  Imovane(r)/Amoban(r)     34       32      17%       68      60    18%
  Total Analgesics/
    Select Neurological
    Disorders             159      157      15%      317     289    20%

  Maalox(r)                38       45      -9%       82      82     4%
  Total Gastro-
    intestinal/Vitamins   113      101       5%      229     196     8%

  Calcitonins              19       27     -29%       38      51   -25%
  Orudis(r)/Profenid(r)/
    Oruvail(r)             49       54      -5%       96     101    -3%
  Total Hormone
    Replacement Therapy/
    Bone Metabolism        89       97      -6%      176     183    -2%

  Granocyte(r)             17       12      44%       32      21    55%
  Taxotere(r)              23       --      N/A       27      --    N/A
  Total Oncology           50       21     140%       81      40   106%

  DDAVP(r)                 24       23       5%       43      35    21%
  Other Therapeutic Areas 260      260       6%      485     541    -8%

* Percentage change calculation excludes effects of currency fluctuations.

Sales of asthma/allergy products declined slightly from the comparable prior year quarter on a pro forma basis. The decrease in sales of Azmacort(r) was partially reflective of trade buying patterns during the first quarter. On a year-to-date basis, Azmacort(r) sales exceeded prior year levels with good growth in prescriptions written, although competitor products are expected to enter the market in the near future. Sales of Nasacort(r) were below the prior year for the three and six months due in part to increased competition and the expansion of the aqueous segment. In the 1996 second quarter, the Company received U.S. FDA approval to market Nasacort(r) to children six years of age and older. The Company also received FDA approval to market Nasacort(r) AQ, a once-daily, water-based, nasally inhaled corticosteroid for the treatment of allergic rhinitis, which added to total Nasacort(r) sales during the three-month period. Reduced quarterly and year-to-date sales of Intal(r) reflected declines in the U.S. and lower European sales due to a slow asthma/allergy season. Export sales of Intal(r) from the U.K. to Japan increased during the periods reported due, in part, to distributor stocking patterns. Higher quarterly Tilade(r) sales resulted from increased sales in the U.S. and certain European markets, particularly Germany. On a year-to-date basis, sales of

Tilade(r) lagged the prior year in the U.S. although sales gains were registered in European markets.

The thrombosis product Clexane(r)/Lovenox(r) continued to experience substantial growth in the U.S. and performed well in most major European markets for the periods reported although market competition negatively impacted Lovenox(r) sales in France. Sales of Dilacor(r) XR exceeded prior year levels for the three and six months while year-to-date sales of total indapamide products were affected by generic competition.

Quarterly and year-to-date sales of anti-infectives increased modestly as the effect of higher sales in Asian markets was reduced by significantly lower Zagam(tm) sales in France. Three- and six-month sales of anti-infectives in France have also been affected by restricted physician prescribing patterns. Flagyl(r) reported quarterly and year-to-date sales gains in Brazil and South Asia.

Sales of Imovane(r)/Amoban(r) outperformed the prior year periods in Europe (France, U.K., Germany) and in Japan. Sales of products for select neurological disorders also benefited from sales of Rilutek(r), approved in the U.S. in late 1995 for treatment of Amyotrophic Lateral Sclerosis ("ALS"). Rilutek(r) received approval from the European Union in June 1996 for the treatment of ALS.

Lower sales of Maalox(r) during the quarter resulted primarily from declines in Germany due to competitive pressures. On a year-to-date basis, increased Maalox(r) sales were reported in Japan and in certain European countries including Italy.

Sales declines in the HRT/bone metabolism category reflected lower sales of Orudis(r)/Profenid(r)/Oruvail(r) in the U.K. and Japan, and reduced calcitonin product sales in the United States due to generic competition. In the second quarter of 1996, the Company entered into a global (excluding Japan) co-promotion agreement with Novo Nordisk A/G with respect to strategic HRT products of both companies including the Menorest(r) transdermal patch, launched by RPR in major European markets in early 1996.

Expansion of the Company's oncological products was driven by sales of the innovative new products Taxotere(r), Granocyte(r), and Campto(r). Taxotere(r), a semi-synthetic taxoid for solid tumors, has been approved in 33 countries for treatment of advanced metastatic breast cancer. Taxotere(r) has experienced good performance in European markets, particularly in France and Germany, where it was launched in mid-first quarter 1996. In June 1996, Taxotere(r) was launched in the U.S. with good sales acceptance. Granocyte(r), launched in European markets in 1995 for chemotherapy-induced neutropenia, recorded good growth throughout the year in France and southern Europe. Sales of Campto(r), launched in France in the 1996 second quarter for treatment of colorectal cancer, also added to growth of the category.

Sales in other therapeutic areas reflected higher sales of Albuminar(r), sold through operations not contributed to Centeon, and dermatologicals. Year-to-date declines were partially due to reduced sales of the Cooper subsidiary and certain bulk chemicals. Sales were also impacted by the reclassification of certain products to other categories in the current year.

In July 1996, the Company licensed the rights to certain non-strategic former Fisons products in the cough and cold, diuretic and appetite suppressant areas to Medeva plc for four-and-one-half years, after which period Medeva will have the option to purchase the product rights.

Operating Income

              Three Months ended June 30,        Six Months ended June 30,
             ----------------------------    ---------------------------------
                           Pro Forma                          Pro Forma
                 1996         1995                1996           1995
             -----------  -----------        -------------  -------------
                   % of         % of  Total          % of           % of Total
(in millions)  $   Sales    $   Sales Change  $     Sales    $     Sales Change
             ----  -----  ----  -----  ---  ------  -----  ------  -----  ---
Gross margin $902  67.0%  $895  67.9%   1%  $1,741  66.5%  $1,684  67.5%   3%
Selling,
  delivery
  and admin-
  istrative   532  39.6%   577  43.8%  -8%   1,047  40.0%   1,069  42.8%  -2%
Research and
  development 214  15.9%   205  15.6%   5%     414  15.8%     382  15.3%   9%
Operating
  income      155  11.5%   112   8.5%  39%     280  10.7%     234   9.4%  19%

Reductions in second quarter and six-month gross margin from the prior year reflected the effect of unfavorable product mix and the negative impact of net royalties, including lower year-to-date royalty income from Fisons' joint venture partner in Japan as a result of a weaker-than-anticipated pollen season. Year-to-date gross margin has also been affected by certain cost reclassifications from the prior year. At 67.0%, second quarter gross margin improved from 65.9% in the first quarter; the Company expects to achieve further improvements particularly with the realization of favorable margins associated with internally-developed new products.

Despite increased spending in support of new products, selling, delivery and administrative expenses decreased on a reported basis largely due to benefits of cost containment programs and increased realization in the second quarter of cost savings associated with the integration of the Fisons business. The Company anticipates that Fisons-related cost savings will be in-line with expectations on a full-year basis. Higher research and development as a percentage of sales reflected increased investment in later stage development projects including Synercid(tm) and new indications for Clexane(r)/Lovenox(r), and the movement of certain Gencell projects into the clinical development stage.

Operating margin improved for the three- and six-month periods as reduced selling, delivery and administrative expenses offset higher Cost of Products Sold and an increased investment in research and development.

In the fourth quarter of 1995, the Company recorded a $60 million pretax charge related to the restructuring of RPR operations as a direct result of the acquisition of Fisons. In addition, as part of the Fisons purchase price allocation, the Company recorded a $100 million liability for the restructuring of Fisons operations. The combined $160 million liability represents expected cash outlays, which will be primarily severance-related, associated with eliminating positions principally in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K., although other locations will also be affected. For the six months ended June 30, 1996, cash outlays associated with the restructuring approached $77 million with just under 1,400 positions affected.


Interest

Net interest expense for the current and pro forma 1995 periods reflected the impact of acquisition debt associated with the Fisons transaction. Current year interest expense was favorably impacted by lower weighted average interest rates in the U.S. and Europe.

A reduction in dividends on preferred stock and remuneration on capital equity notes compared with pro forma 1995 was due to the absence in 1996 of Market Auction Preferred Shares which were redeemed in the third quarter of last year. In December 1995, the Company issued $500 million of capital equity notes to RP, remuneration on which is based on six-month LIBOR plus a margin.

Other (Income) Expense, Net and Gain on Sales of Assets

Other (income) expense, net for the second quarter of 1996 included $41 million of income from equity affiliates, including the Centeon joint venture; income from equity affiliates approximated $43 million on a pro forma basis in 1995. Other (income) expense, net also includes increased provisions for anti-hemophilic factor litigation and gains on sales of nonstrategic investments; the impact of these items was not material.

Other (income) expense, net on a year-to-date basis included income from equity affiliates totaling $78 million and $82 million in 1996 and pro forma 1995, respectively. Six-month pro forma 1995 other (income) expense, net included $24 million related to gains on sales of assets, net of certain asset carrying value reassessments. Six-month pro forma 1995 results exclude acquired research and development of $13 million ($.06 per share) related to an additional investment in AIS.


Taxes

The Company's year-to-date reported effective income tax rate approximated 31% in 1996 compared with 37% on a pro forma basis in 1995 reflecting current year tax planning strategies and the unfavorable impact in 1995 of asset gains and carrying value reassessments.


Financial Condition

Cash Flows

Cash flows from operating activities totaled $47 million compared with $136 million in 1995, reflecting increased working capital needs and greater cash outlays for restructuring activities. Net income for 1996 included approximately $78 million of non-cash earnings of equity affiliates, primarily Centeon; in the second half of 1996, the Company expects to receive a cash dividend representing a large portion of its share of Centeon's current year earnings.

Investing activities provided $40 million of cash flows for the first half of 1996, reflecting cash proceeds of $236 million from the first quarter sale of Fisons' Scientific Instruments Division, partially reduced by capital expenditures in support of new products. Investing activities also included first quarter cash outlays for Fisons acquisition costs that were accrued at year-end 1995. Net investing cash outflows in 1995 included $296 million for the acquisitions of new businesses and investments in technologies/product rights; proceeds from the sales of the Company's Canadian over-the-counter business and certain European product rights totaled $84 million.

Current year financing cash outflows reflected debt repayments totaling $82 million compared with $208 million of proceeds from increased borrowings in 1995 in support of businesses acquired. Financing cash flows benefited from increased issuances of common stock primarily associated with stock option exercises. Cash dividends paid to common shareholders in 1996 totaled $84 million ($.62 per share). In July 1996, the Board of Directors declared a third quarter cash dividend of $.32 per share payable on August 30, 1996 to holders of record on August 9, 1996.

Third quarter 1996 cash flows will benefit from the July 3rd receipt of $370 million associated with a sale and licensing agreement with Medeva plc. In July, the Company also announced the divestiture of assets in the U.K. and Spain for cash proceeds just under $65 million.

Liquidity

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments and time deposits) to net debt plus equity ratio declined slightly to .54 to 1 at June 30, 1996 from .56 to 1 at December 31, 1995. After consideration of the July 1996 receipt of $435 million associated with the Medeva agreement and additional divestitures in the U.K. and Spain, the Company's net debt has declined from $2,997 million at December 31, 1995 to $2,423 million with a net debt ratio of .50 to 1. The Company expects to achieve further improvement in its net debt ratio by the end of 1996 through cash generated from operations and proceeds from additional divestitures of non-strategic assets. The ratio of current assets to current liabilities was 1.26 to 1 at June 30, 1996 compared to 1.16 to 1 at December 31, 1995, reflecting a decrease in short-term debt balances.

At June 30, 1996, the Company had committed medium-term lines of credit totaling $2,325 million. Of this amount, $1,825 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. An additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. Borrowings outstanding under the above lines totaled $1,053 million at June 30, 1996. The Company classified this amount plus an additional $1,272 million of short-term borrowings as long-term debt at June 30, 1996 as it had the ability and intent to finance these amounts on a long-term basis under the above medium-term facilities.

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

ITEM 3.     LEGAL PROCEEDINGS

Diethylstilbestrol ("DES") Litigation

There are approximately 500 actions pending against one or more current and/or former subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, the Company's subsidiaries are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that it has adequate defenses to DES claims. The Company and certain of its current and former subsidiaries were named in a putative class action, Ballo et al., v. Abbott Laboratories, et al., No. 96-CV-0774, filed in the United States District Court for the Eastern District of New York in February 1996. The case, brought on behalf of all women in the United States exposed to DES while in utero, seeks compensation for future medical expenses allegedly associated with the exposure, as well as financial support for educational and research efforts related to DES. The class does not seek compensation for existing DES-related injuries. All pending cases are currently being defended by insurance carriers, sometimes under a reservation of rights.


AHF Litigation

There are approximately 430 lawsuits in the United States, 7 in Canada and 56 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 120 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Five proposed federal class action lawsuits (Richard Roe and his mother, Jane Roe v. Armour Pharmaceutical Company, et al., United States District Court, Idaho District; Jose Alvarez, Jr. et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Eastern District of Louisiana; Timmy Dale Martin, et al. v. Armour Pharmaceutical Company, et al., United States District Court for the Northern District of Alabama; Thorne v. Alpha Therapeutic, et al., United States District Court for the Eastern District of Louisiana and Morabito v. Rhone-Poulenc Rorer, et al., United States District Court for the District of Wyoming [removed from state Colorado court]), and three proposed state court class actions (Richard Murphy, et al. v. Armour Pharmaceutical Company, et al., Superior Court, Pima County, Arizona, James David Hepworth v. Armour, et al., Marion County Superior Court, Indiana; and Jones v. Bayer Corporation et al., Florida), discussed further below, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago.

In October 1995, the United States Supreme Court denied plaintiffs' petition for a writ of certiorari related to plaintiffs' proposed certification of a federal nationwide class action captioned Wadleigh, et al v. Armour Pharmaceutical Company (United States District Court, Northern District,
Illinois).  Wadleigh was decertified in January 1996.   As noted
above, the Jones action is pending in a Florida state court against the same defendants as in Wadleigh, together with a Florida plasma provider; plaintiffs' counsel consist of a subgroup of counsel from Wadleigh. The Jones action seeks certification of a nationwide class and a Florida subclass. Evidentiary hearings on plaintiffs' motion for class certification have been completed and the judge has indicated his intention to deny certification of both proposed classes.

In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in a state court in Louisiana on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision was appealed by plaintiff and affirmed by the appellate court on May 29, 1996. Plaintiffs have filed an application for rehearing.

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

In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a settlement proposal to resolve this litigation. The April proposal contemplated a $600 million dollar fund to be divided per capita among those who made claims, with attorneys fees and settlement administration costs to be paid out of a separate fund in an amount to be determined by the settlement judge, up to a maximum of $40 million. The proposal, subject to a variety of conditions, contemplated the use of a class settlement vehicle, no more than 100 opt-outs, and required an indication from the plaintiffs that at least 95% of the currently filed plaintiffs would accept the proposal. Following a meeting with representatives of the plaintiffs, the companies made a formal settlement offer on May 29, 1996 that responded to certain demands by the plaintiffs' negotiating committee, including the removal of the opt-out limit and a guaranteed commitment to a settlement resulting in 150 or fewer opt-outs. Negotiations are continuing with plaintiffs' counsel with respect to this proposal. A preliminary approval hearing before the settlement judge has been scheduled for August 14, 1996.


Commercial Litigation

Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(r). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position. A hearing on liability may be held in Zurich this fall.

In the spring of 1995, the Company and its subsidiary, Rhone-Poulenc Rorer International (Holdings) Inc. ("RIH"), together with three former officers and/or directors of a former subsidiary, Rorer International (Overseas) Inc. ("RIO") were named as defendants in a lawsuit filed by a Mexican pharmaceutical company known as Laboratorios A.F. Aplicaciones Farmaceuticas,
S.A. de C.V. ("LAF"). The suit arose out of an action brought in 1985 in Mexico by RIO against LAF for infringement of intellectual property rights. The suit alleged that RIO obtained a wrongful injunction against LAF and pursued its claims against LAF in bad faith, resulting in lost profits and damage to LAF's reputation. The parties agreed to settle this litigation in August 1996.


Antitrust Litigation

The Company has been named as a defendant in 134 antitrust lawsuits. It is presently a party to ten state court actions pending in California, two each in Alabama, Minnesota and Wisconsin, and one each in the District of Columbia, Washington, Colorado, Arizona, Maine, New York and Michigan. Additionally, the Company has been named in 111 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). All of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Alabama, Minnesota, Wisconsin and the cases in the District of Columbia, New York, Arizona, Colorado, Washington, Maine and Michigan allege proposed consumer class claims. An Alabama state court has conditionally certified a consumer class action on behalf of Alabama residents and consumers in seven other states and the District of Columbia. In October 1995, the Washington state court action was dismissed with prejudice with the court holding that Washington law did not permit a consumer action in this instance. This ruling is currently on appeal. The Colorado state court action was dismissed in January 1996 and no appeal has been filed. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class was given and the opt-out period ended March 10, 1995. The coordinating California state court certified retail and consumer classes in June 1995. These cases have been stayed in order to trail the federal litigation proceedings. Notice to the retailer class was given and the opt-out period has expired; notice to the consumer class has not yet been provided.

On April 4, 1996, the court denied summary judgment motions filed by the pharmaceutical companies and summary 1judgment motions filed by the wholesaler defendants were granted. The court entered final judgment in favor of the wholesalers and certified certain issues relating for the denial of the manufacturer defendants' summary judgment motions for interlocutory appeal to the Seventh Circuit. Plaintiffs have also filed appeals on the orders granting the wholesaler defendants' summary judgment motions. Due to the pendency of the appellate proceedings, the court withdrew the May 7, 1996 trial date previously set in the federal class conspiracy case and has not set a new trial date in any federal action. In addition, several of the companies named as defendants in the federal class action, excluding RPR, entered into a settlement with independent and chain pharmacies who are members of that class. That settlement was approved by the court on June 21, 1996. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.


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


Patent and Intellectual Property Litigation

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR product. In January 1995, the ITC Administrative Judge ruled
that2    Dilacor XR does not infringe the MMD/Tanabe patent
under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe has appealed to the Court of Appeals for the Federal Circuit.

The Company is a plaintiff in a patent infringement lawsuit with Chiron Corporation filed in the United States District Court in California involving the patent licensed exclusively to the Company by the Scripps Research Institute covering the anti-hemophilic Factor VIII:C. The Court is considering pending summary judgment motions. If this case goes to trial, such trial is likely to be scheduled to commence within the six to twelve months after the Court's decision on the summary judgment motions.


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

ITEM 6.     Exhibits

a. Exhibits

  10             Material Contracts
                (a) Amendment to the Company's
                    Articles of Incorporation
                    increasing the number of
                    authorized common shares to 600
                    million.

                (b) Asset Purchase Agreement between
                    Medeva plc, Medeva Rochester
                    Inc. and Fisons Corporation,
                    Fisons Investments Inc., Fisons
                    plc, and Fisons B.V. dated June
                    6, 1996.

                (c) Amendment No. 1 to the Asset
                    Purchase Agreement [referred to
                    in (b) above] dated July 2,
                    1996.

                (d) License Agreement between Fisons
                    Corporation, Fisons B.V., Fisons
                    Investments Inc., Fisons plc,
                    and Medeva Pharmaceuticals
                    Manufacturing, Inc. dated July
                    2, 1996.


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







                               RHONE-POULENC RORER INC.
                          ------------------------------------
                               (Registrant)







August 12, 1996           /s/   PATRICK LANGLOIS
                          -------------------------------------
                                Patrick Langlois
                                Senior Vice President and
                                Chief Financial Officer

                           INDEX TO EXHIBITS




Exhibit No.
- -----------

  10             Material Contracts
                (a) Amendment to the Company's
                    Articles of Incorporation
                    increasing the number of
                    authorized common shares to 600
                    million.

                (b) Asset Purchase Agreement between
                    Medeva plc, Medeva Rochester
                    Inc. and Fisons Corporation,
                    Fisons Investments Inc., Fisons
                    plc, and Fisons B.V. dated June
                    6, 1996.

                (c) Amendment No. 1 to the Asset
                    Purchase Agreement [referred to
                    in (b) above] dated July 2,
                    1996.

                (d) License Agreement between Fisons
                    Corporation, Fisons B.V., Fisons
                    Investments Inc., Fisons plc,
                    and Medeva Pharmaceuticals
                    Manufacturing, Inc. dated July
                    2, 1996.


  11             Statement re computation of
                 earnings per common share.


  15             Letter re unaudited interim
                 financial information.


  27             Financial data schedule (electronic
                 filing only).