Form 10-Q
period 1996-09-30
RHONE POULENC RORER INC
filed 1996-11-06
CIK 217028

-------------------------------------------------------------------------
-------------------------------------------------------------------------

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                    --------------------------
                             FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996

                                 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from           to

  Commission file number 1-5851
                         ------

                      RHONE-POULENC RORER INC.
--------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PENNSYLVANIA                                23-1699163
-------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                    Identification Number)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                                  19426-0107
------------------------------------------------------------------------
(Address of principal                                       (Zip Code)
executive offices)

                           (610) 454-8000
------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.          Yes  [X]     No [   ]



The number of shares of Rhone-Poulenc Rorer Inc. common stock outstanding as of the close of business October 31, 1996 was 136,406,092.

----------------------------------------------------------------------
----------------------------------------------------------------------
              The Exhibit Index is located on page 27.

              RHONE-POULENC RORER INC. AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
              For the Quarter Ended September 30, 1996



                          TABLE OF CONTENTS
         --------------------------------------------------


                   PART I.  FINANCIAL INFORMATION


                                                                Page
Item 1. Financial statements:

        Report of Independent Accountants                         3

        Condensed Consolidated Statements of Income               4

        Condensed Consolidated Balance Sheets                     5

        Condensed Consolidated Statements of Cash Flows           6

        Notes to Condensed Consolidated Financial Statements   7-13

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                    14-21



                     PART II.  OTHER INFORMATION


Item 3. Legal Proceedings                                     22-26

Item 6. Exhibits                                                 27

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Philadelphia, Pennsylvania
October 21, 1996

                  PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

              RHONE-POULENC RORER INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited - amounts in millions except per share data)



                                 Three Months        Nine Months
                                    Ended               Ended
                                September 30,       September 30,
                               -------------------------------------
                                 1996      1995      1996      1995
                               --------  --------  --------  --------
 Net sales                     $1,278.0  $1,212.7  $3,896.5  $3,552.4
 Cost of products sold            370.6     419.9   1,248.6   1,251.6
 Selling, delivery and
  administrative expenses         506.0     421.6   1,552.7   1,283.2
 Research and development
  expenses                        207.2     189.7     621.5     532.7
                               --------  --------   -------  --------
   Operating income               194.2     181.5     473.7     484.9
 Interest expense, net             44.6      17.9     129.1      40.9
 Gain on sale of assets             --        --        --      (49.5)
 Other (income) expense, net       (8.5)      5.8     (85.9)     65.6
                               --------  --------   -------  --------
   Income before income
    taxes                         158.1     157.8     430.5     427.9
 Provision for income taxes        48.8      45.7     134.0     129.2
                               --------  --------   -------  --------
   Net income                     109.3     112.1     296.5     298.7
 Dividends on preferred stock
  and remuneration on capital
  equity notes                     11.9       4.8      33.2      16.2
                               --------  --------   -------   -------
   Net income available to
      common shareholders      $   97.4  $  107.3   $ 263.3   $ 282.5
                               ========  ========   =======   =======
 Primary earnings per common
 share:
   Net income available to
      common shareholders
      per share                $    .72   $   .80   $  1.94
                               ========   =======   =======
   Net income available to
      common shareholders per
      share, pro forma                                        $  2.09
                                                              =======
 Cash dividends per common
      share                    $    .32   $   .30   $   .94   $   .90
                               ========   =======   =======   =======
 Average common shares
     outstanding                  136.2     134.2     135.6     134.2
                               ========   =======   =======   =======

      See Notes to Condensed Consolidated Financial Statements.

             RHONE-POULENC RORER INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited - dollars in millions)

                                             September 30, December 31,
                                                 1996         1995
                                               ---------    ---------
ASSETS
Current:
Cash and cash equivalents                      $   76.5     $  115.4
Cash pooling arrangements with
   Rhone-Poulenc S.A.                              10.9         16.0
Short-term investments                             47.9           --
Trade accounts and notes receivable, less
   reserves of $89.0 (1995: $87.3)                865.3        956.8
Inventories                                       802.4        765.6
Assets held for sale                                2.4        228.8
Other current assets                              765.6        707.0
                                              ---------     --------
               Total current assets             2,571.0      2,789.6

Time deposits, at cost                            128.4         83.0
Property, plant and equipment, net of
accumulated depreciation of $1,411.9
   (1995: $1,255.5)                             1,459.7      1,621.0
Goodwill, net of accumulated amortization of
   $293.7 (1995: $241.6)                        2,854.2      2,953.5
Intangibles, net of accumulated amortization
   of $144.8 (1995: $106.3)                       777.6        866.8
Other assets                                      712.7        673.2
                                               --------     --------
               Total assets                    $8,503.6     $8,987.1
                                               ========     ========
LIABILITIES
Current:
Short-term debt                                $  120.4     $  384.2
Notes payable to Rhone-Poulenc S.A. &
   affiliates                                      20.4        127.6
Accounts payable                                  497.7        601.8
Other current liabilities                       1,199.9      1,291.5
                                               --------     --------
               Total current liabilities        1,838.4      2,405.1
Long-term debt                                  2,428.8      2,159.0
Notes payable to Rhone-Poulenc S.A. &
   affiliates                                      71.1        525.4
Deferred income taxes                             306.2        365.5
Other liabilities, including minority
   interests                                    1,403.1      1,174.9
                                               --------     --------
               Total liabilities                6,047.6      6,629.9

Contingencies

SHAREHOLDERS' EQUITY
Money market preferred stock, without par
   value (liquidation preference
   $100,000 per share); authorized, issued
   and outstanding 1,750 shares                   175.0        175.0
Capital equity notes                              500.0        500.0
Common stock, without par value; stated value
   $1 per share; authorized 600,000,000 shares;
   issued and outstanding 136,337,384 shares
   (1995: 134,528,487 shares)                     141.4        139.5
Capital in excess of stated value                 218.0        153.2
Retained earnings                               1,716.1      1,580.3
Employee Benefits Trust                          (185.7)      (185.7)
Cumulative translation adjustments               (108.8)        (5.1)
                                               --------     --------
               Total shareholders' equity       2,456.0      2,357.2
                                               --------     --------
               Total liabilities and
                   shareholders' equity        $8,503.6     $8,987.1
                                               ========     ========

      See Notes to Condensed Consolidated Financial Statements.

              RHONE-POULENC RORER INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - dollars in millions)


                                                 Nine Months Ended
                                                   September 30,
                                                ------------------
                                                  1996       1995
                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities    $ 443.9    $ 275.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Assets sold                                       375.4       51.2
Capital expenditures                             (221.0)    (192.7)
Sales/prepayment of investments and product
  rights                                          109.2       34.2
Purchases of investments and product rights      (107.2)    (124.7)
Businesses acquired                               (30.1)    (185.0)
Net investment hedging, net                        (4.1)      (3.5)
                                                -------    -------
   Net cash provided by (used in) investing
     activities                                   122.2     (420.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Short-term debt, net                          (334.3)     394.3
   Long-term debt, net                           (179.9)      29.7
Dividends and remuneration paid                  (151.5)    (136.9)
Issuances of common stock                          66.6        6.9
Redemption of Market Auction Preferred Shares       --      (225.0)
                                                -------    -------
   Net cash provided by (used in) financing
     activities                                  (599.1)      69.0
Effect of exchange rate changes on cash and
  cash equivalents                                 (5.9)       1.4
                                                -------    -------
Net decrease in cash and cash equivalents         (38.9)     (74.5)
Cash and cash equivalents at January 1            115.4      118.8
                                                -------    -------
Cash and cash equivalents at September 30       $  76.5    $  44.3
                                                =======    =======

      See Notes to Condensed Consolidated Financial Statements.

             RHONE-POULENC RORER INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)



NOTE 1.-  RESULTS FOR INTERIM PERIODS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position, cash flows and results of operations for the periods presented. Certain prior year items have been reclassified to conform to current classifications. The Company restated its first quarter 1995 results to include the accounts of businesses acquired from Rhone-Poulenc S.A. ("RP") (see
Note 9). Earnings per share (pro forma) for the first nine months of 1995 reflect pro forma charges totaling $1.6 million relative to the acquisition transactions.

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

In July 1996, the Company finalized its agreement with Medeva plc to sell certain U.S.-based ex-Fisons fixed assets and license certain intellectual property rights for total cash consideration of $370.0 million. At the end of a four-and-one-half year period, Medeva has the option to purchase the intellectual property rights. The upfront cash payment includes fixed asset sale proceeds and certain prepayments under the licensing arrangement, including licensing fees and a purchase option payment which are refundable in certain circumstances.

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

On January 1, 1996, the joint control and profit-sharing provisions of the global plasma proteins joint venture formed between the Company's Armour Pharmaceutical Company subsidiary and Behringwerke AG ("Centeon L.L.C." or "Centeon") became effective. As a result, the Company has discontinued consolidation of the operations contributed to the joint venture and, under the equity method, is now reporting its share of Centeon's results as income from equity affiliates.

The following unaudited pro forma financial information shows the results of the Company's operations for the three and nine months ended September 30, 1995 as if the acquisitions of Fisons and AIS and the formation of Centeon had occurred on January 1, 1995. Adjustments have been made for financing charges and goodwill amortization, and income taxes were provided at an estimated full year effective income tax rate of 36%. The operations of Fisons' Scientific Instruments Division and Laboratory Supplies Division, sold in 1996 and 1995, respectively, are not included in the pro forma results. Nine-month pro forma gains on sales of assets exclude a $133.4 million pretax gain on Fisons' sale of the greater portion of its research and development activities in the second quarter of 1995; research and development expenses approximating $23.9 million associated with the research operations sold are also excluded. In addition, the pro forma information excludes acquired research and development of $13.0 million recorded in the first quarter of 1995 associated with the Company's prior equity investment in AIS. The pro forma information does not purport to be indicative of the Company's results of operations had the transactions actually occurred on the dates presented nor is it necessarily indicative of future operating results.

                                         Pro Forma Information
                                        ----------------------
                                      Three months   Nine months
                                          ended          ended
                                     Sept. 30, 1995 Sept. 30, 1995
                                        ---------     ---------
(in millions, except per share data)

Net sales                               $ 1,296.3     $ 3,792.0
Cost of products sold                       424.9       1,236.2
Selling, delivery and administrative
 expenses                                   521.1       1,589.7
Research and development                    205.9         587.6
                                        ---------     ---------
  Operating income                          144.4         378.5
Interest expense, net                        45.0         133.5
Gain on sales of assets                       --          (49.5)
Other (income), net                         (45.6)        (92.4)
                                        ---------     ---------
  Income before income taxes                145.0         386.9
Provision for income taxes                   50.2         140.5
                                        ---------     ---------
  Net income from continuing
   operations before nonrecurring
   charges                                   94.8         246.4
Dividends on preferred stock and
 remuneration on capital equity notes        13.3          41.8
                                        ---------     ---------
  Net income from continuing
   operations before nonrecurring charges
   available to common shareholders,
   pro forma                            $    81.5     $   204.6
                                        =========     =========
Earnings per common share, pro forma    $     .61     $    1.51
                                        =========     =========
Average common shares outstanding           134.2         134.2
                                        =========     =========

NOTE 4.-  RESTRUCTURING AND OTHER CHARGES

In December 1995, the Company recorded a $60.0 million pretax charge related to the restructuring of RPR operations as a direct result of the acquisition of Fisons. As part of the Fisons purchase price allocation, the Company also recorded an estimated $100.0 million liability for the restructuring of Fisons operations. The combined $160.0 million liability represents expected cash outlays, primarily severance-related, associated with eliminating positions principally in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K., although other locations are also affected. For the three- and nine-month periods ended September 30, 1996, cash outlays associated with the restructuring programs totaled $17.6 million and $94.4 million, respectively, with approximately 1,600 positions affected.

A rollforward of the 1995 restructuring liability from January 1, 1996 is as follows:

                                         Translation
                January 1,               adjustments/ September 30,
                   1996       Payments      other         1996
                  -------     -------      --------     -------
                               (Dollars in millions)
Social costs       $148.5      (77.4)       (4.2)        $ 66.9
Third parties        11.5      (17.0)        5.5            --
                  -------     -------      -------      -------
     Total         $160.0      (94.4)        1.3         $ 66.9
                  =======     =======      =======      =======

In June 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan. At September 30, 1996, the remaining reserve approximated $13.7 million, the majority of which represented outstanding social costs. Cash outlays during the quarter and year-to-date period were not significant.


NOTE 5.-  OTHER (INCOME) EXPENSE, NET AND GAIN ON SALE OF ASSETS

Third quarter 1996 income from equity affiliates, including the Company's interest in the Centeon joint venture, was substantially reduced by charges of $33.8 million associated with the estimated impact of Centeon's voluntary worldwide recall of all in-date Albuminar(r)/Plasma Plex(r) products, including anticipated returns of recalled products from customers, writeoff of certain inventories, and related expenses. The recall was a precautionary measure taken due to manufacturing concerns at a U.S. production facility with respect to these products. The U.S. Food and Drug Administration ("FDA") is currently conducting a comprehensive review of the manufacturing processes at the U.S. facility. Pending completion of the FDA's inspection, the manufacture of Albuminar(r)/Plasma Plex(r) and other plasma-derived products at the location has been temporarily suspended by Centeon. Consequently, Centeon's fourth quarter results will be adversely impacted by lost sales of Albuminar(r)/Plasma Plex(r) in addition to reduced sales of other plasma-derived products whose production has also been temporarily suspended and/or which are typically marketed with those albumin products. Management cannot at this time offer a firm timetable for renewed product distribution, but does not expect that this distribution will resume before the first quarter of 1997.

Centeon sales for the third quarter of 1996, including sales to certain RPR affiliates, totaled $200.0 million and gross margin approximated 33% for the quarter. The recall contributed to a loss before income taxes totaling $2.0 million. On a year-to-date basis, Centeon sales approached $700.0 million and gross profit and income before income taxes as a percentage of sales approximated 47% and 20%, respectively.

Other (income) expense, net for the first nine months of 1996 includes increased provisions for anti-hemophilic factor litigation and gains on sales of nonstrategic investments; the net impact of these items was not material.

Other (income) expense, net for the first nine months of 1995 included $13.0 million of acquired research and development expense related to an additional investment in AIS and pretax charges of $25.4 million related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation. In the first quarter of 1995, the Company also recorded pretax gains totaling $49.5 million from the sale to Ciba-Geigy Ltd. of assets related to the Company's Canadian over-the-counter business and the sale of certain European product rights.


NOTE 6.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date September 30 reported effective income tax rate approximated 31.1% in 1996 compared with 30.2% in 1995.


NOTE 7.-  INVENTORIES

Inventories consisted of the following:

                                    September 30,      December 31,
                                        1996              1995
                                    -----------         ---------
                                        (Dollars in millions)
Finished goods                       $  356.2             $346.2
Work in process                         153.6              140.6
Raw materials and supplies              292.6              278.8
                                    -----------         ---------
                                     $  802.4             $765.6
                                    ===========         =========

NOTE 8.-   SHAREHOLDERS' EQUITY


                           Money                  Common
                           market      Capital    stock at
                           preferred   equity     stated
                           stock       notes      value
                           -------     -------    -------
                                (Dollars in millions)
Balance, January 1, 1996   $ 175.0     $ 500.0    $ 139.5
Net income
Cash dividends, $.94 per
 common share
Dividends on preferred
 stock
Remuneration on capital
 equity notes
Issuance of shares under
 employee benefit plans                               1.9
Translation adjustments
                           -------     -------    -------
Balance,
  September 30, 1996       $ 175.0     $ 500.0    $ 141.4
                           =======     =======    =======


                             Capital
                             in
                             excess                 Employee    Cumulative
                             of stated  Retained    Benefits    translation
                             value      earnings    Trust       adjustment
                             --------   --------    --------    ---------
                                     (Dollars in millions)
Balance, January 1, 1996     $ 153.2    $1,580.3    $ (185.7)   $   (5.1)
Net income                                 296.5
Cash dividends, $.94 per
 common share                             (127.5)
Dividends on preferred
 stock                                      (6.9)
Remuneration on capital
 equity notes                              (26.3)
Issuance of shares under
 employee benefit plans         64.8
Translation adjustments                                           (103.7)
                             --------    --------    --------   --------
Balance,
  September 30, 1996         $ 218.0     $1,716.1    $ (185.7)  $ (108.8)
                             ========    ========    ========   ========

NOTE 9.-  RELATED PARTY TRANSACTIONS

Rhone-Poulenc S.A.

The entities comprising the Company manage their cash separately.
In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

Receivables from RP at September 30, 1996 included $11.9 million in accounts receivable from sales of products to RP and $30.0 million classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $13.3 million at September 30, 1996; accrued and other liabilities due to RP totaled $13.7 million. As of September 30, 1996, the Company had $20.4 million short-term and $71.1 million long-term debt outstanding with RP.

Sales to RP totaled $8.1 million in the third quarter and $25.8 million for the nine-month period ended September 30, 1996; services purchased from and interest paid to RP totaled $18.5 million in the third quarter and $34.5 million for the year-to-date of 1996. For the comparable 1995 periods, sales to RP were $7.5 million and $24.0 million, respectively; services purchased from and interest paid to RP totaled $9.0 million and $28.2 million, respectively.

In the 1995 second quarter, the Company acquired Cooperation Pharmaceutique Francaise and a pharmaceutical business in Brazil from RP for cash and preferred stock of an RPR subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating 645.0 million French francs (approximately $124.7 million) and pay dividends of 7.5% per annum on a stated value of 145.0 million French francs. The acquisition agreements call for potential earnings adjustments to the purchase price of the businesses based on several factors, including earnings performance.

Centeon L.L.C.

Receivables and investments related to Centeon classified as current assets totaled $21.6 million at September 30, 1996.
Current liabilities due to Centeon totaled $9.5 million.


NOTE 10.- CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 519 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early-and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates. In August 1996, the Company, with three other U.S. plasma fractionators defending the U.S. AHF litigation, signed a Settlement Agreement with the plaintiffs with respect to this litigation which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys fees. One significant condition of the settlement is that potential subrogation claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for federal program entitlements be maintained. The Company and the other fractionator-defendants are working with the plaintiffs' counsel to resolve these issues;
(2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists, retail chains and consumers; (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(r); and (5) potential responsibility relating to past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by Superfund legislation.

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


Strategic Business Developments Affecting Comparability

In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and a pharmaceutical business in Brazil. The acquisitions of entities under common control were treated for accounting purposes on an "as-if pooling" basis; accordingly, the Company restated its results effective April 1, 1994 and January 1, 1994, respectively, to include the accounts of Cooper and the Brazilian business. Earnings per share for the nine months ended September 30, 1995 reflect first quarter pro forma charges totaling $1.6 million relative to the acquisition transactions.

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

On January 1, 1996, the joint control and profit-sharing provisions of the global plasma proteins joint venture ("Centeon") formed between the Company's Armour Pharmaceutical Company subsidiary and Behringwerke AG became effective. As a result, the Company has discontinued consolidation of the operations contributed to the joint venture and, under the equity method, is now reporting its 50 percent share of the venture's results as income from equity affiliates.

The above strategic business developments affect comparability of third quarter and nine-month 1996 results with reported results for the comparable 1995 periods. A more meaningful analysis can be made by comparing 1996 results with the 1995 pro forma results appearing in Note 3, "Pro Forma Financial Information" on page 8 in the Notes to Condensed Consolidated Financial Statements. The 1995 pro forma information does not purport to be indicative of the Company's results of operations had the transactions described above actually occurred on the dates presented nor is it necessarily indicative of future operating results. The 1995 pro forma information does not include the effects of cost savings and sales synergies expected to be realized as a result of the Fisons acquisition and Centeon joint venture. The following "Results of Operations" discussion describes the comparison of the third quarter and year-to-date periods of 1996 to the comparable 1995 pro forma results, unless otherwise noted.


Results of Operations (Three and nine months ended September 30, 1996 versus comparable 1995 periods on a pro forma basis)

Third quarter 1996 net income available to common shareholders was $97 million ($.72 per common share) as compared with $82 million ($.61 per common share) on a pro forma basis in the prior year. On a year-to-date basis, net income available to common shareholders totaled $263 million ($1.94 per common share), an increase of 29% over the comparable prior year period. Third quarter 1996 results included the estimated impact of a voluntary worldwide recall of all in-date lots of albumin products sold under the trademarks Albuminar(r) and Plasma Plex(r) by Centeon totaling $34 million ($.17 per common share). Based on information currently available, the Company expects that the recall and the related temporary suspension of the manufacture of Albuminar(r)/Plasma Plex(r) and other plasma-derived products at Centeon's U.S. production facility will negatively impact its full year 1996 results by approximately 10%-12%. Nine-month 1995 pro forma results included $.10 per common share of asset gains, net of the effects of the reassessment of certain asset values.


Sales

At $1,278 million, reported third quarter 1996 sales declined by 1% from 1995 pro forma sales. In mid-1996, the Company licensed the rights to certain non-strategic former Fisons products in the cough and cold, diuretic and appetite suppressant areas to Medeva plc for four-and-one-half years, after which period Medeva will have the option to purchase the product rights. The Company also sold its U.K. generics business and a former Fisons non-strategic business in Spain. Excluding the third quarter 1995 sales of the above products (-3%) and the negative effects of currency fluctuations (-2%), third quarter 1996 sales increased by 4%. Net higher prices, principally in the U.S., represented one percentage point of this growth, with the balance due to volume increases including contributions from new products. Reported nine-month sales increased 3% over 1995 pro forma sales; year-to-date sales growth excluding the effects of product divestitures (-1%) and negative currency fluctuations (-2%) approximated 6%. Net higher prices in the U.S. and Europe contributed approximately one percentage point to year-to-date sales growth.

In the tables and discussion which follow, percentage comparisons of sales are presented excluding the effects of product divestitures and currency fluctuations unless otherwise noted.

Sales by geographic area for the three- and nine-month periods were as follows:

                 Three Months ended        Nine Months ended
                     Sept. 30,                 Sept. 30,
               ---------------------     ---------------------
                        Pro                        Pro
 ($ in                 Forma      %               Forma     %
 millions)     1996     1995    Change   1996     1995    Change
               -----   ------   ------   -----    -----   ------
 U.S.          $ 309    $ 301    11.6%  $  795   $  756     8.6%
               -----   ------   ------   -----    -----   ------
 France          414      417     3.5%   1,335    1,340     1.7%
 Other Europe    320      345    -1.8%   1,087    1,057     6.1%
 Rest of World   235      233     5.4%     679      639    11.4%
               -----   ------   ------   -----   ------   ------
 Total Non-U.S.  969      995     2.2%   3,101    3,036     5.3%
               -----   ------   ------   -----   ------   ------
 Total Sales  $1,278   $1,296     4.2%  $3,896   $3,792     5.9%
               =====   ======   ======  ======   ======   ======

Quarterly and year-to-date sales growth in the United States reflected strong performance of Azmacort(r), a doubling in Lovenox(r) sales and contributions from the innovative new products Taxotere(r) and Rilutek(r). Certain other major products, principally Dilacor(r) XR, Lozol(r)/indapamide and calcitonins, registered sales declines for the same periods.

Sales increased modestly in France for the three- and nine-month periods primarily due to contributions from new oncology products (Taxotere(r), Campto(r) and Granocyte(r)) and higher sales of Doliprane(r) and Imovane(r)/Amoban(r). Generally, sales in France have been affected by a slowdown in market growth due in part to restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures.

Although Other European sales grew moderately on a year-to-date basis, certain of the Company's major Other European markets experienced a modest slowdown in sales growth during the third quarter. In Germany, three-month sales were essentially level with the prior year quarter as the effect of higher sales of strategic ethical products (Taxotere(r), Rilutek(r), Clexane(r) and Imovane(r)/Amoban(r)) was mitigated by reduced sales of self-medication products, principally Maalox(r). Sales improved modestly on a year-to-date basis as growth of strategic products exceeded sales declines in non-core self-medication products. In the U.K., quarterly sales were below the prior year principally due to reduced export sales of Intal(r) to Japan; during the first nine months, however, respiratory product exports as well as higher sales of Imovane(r)/Amoban(r) and new oncology products (Taxotere(r), Granocyte(r)) resulted in good sales growth for the period. In Italy, lower sales of ex-Fisons products reduced quarterly sales levels, but were slightly exceeded by contributions from Granocyte(r) and self-medication products (Maalox(r)) on a year-to-date basis. Recent government pricing programs for prescription pharmaceuticals are not expected to have a significant impact on the Company's sales in the Italian market. Sales of strategic products in Eastern/Central Europe performed well for the three- and nine-month periods.

In the Rest of World area, three-month sales were higher in South Asian markets (anti-infectives); elsewhere, quarterly sales lagged the prior year in Japan (Orudis(r), calcitonins) and in Brazil (non-core products). For the nine months, South Asian countries, Japan and Brazil reported sales gains.

The Company is focusing on innovation and leadership in targeted key therapeutic areas including asthma/allergy, thrombosis, anti-infectives and oncology and, in 1996, it realigned its therapeutic categories accordingly. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company. Sales by therapeutic area for the three- and nine-month periods were as follows:

                        Three Months ended          Nine Months ended
                            Sept. 30,                  Sept. 30,
       Therapeutic   -------------------------   -----------------------
      Area/Principal             Pro                      Pro
        Offerings                Forma   %                Forma    %
     ($ in millions)     1996    1995  Change*     1996   1995   Change*
                       ------   ------  -----     ------  -----  -----
   Azmacort(r)           $81      $49    67%       $165   $129     28%
   Intal(r)/Aarane(r)     68       71    -3%        202    213     -4%
   Nasacort(r)/
     Nasacort(r) AQ       26       21    26%         60     55      9%
   Tilade(r)              26       15    73%         63     51     22%

   Total Asthma/Allergy
     and Other
     Respiratory         262      243    17%        805    751     11%

   Clexane(r)/Lovenox(r)  96       70    41%        273    212     31%
   Dilacor(r) XR          26       36   -28%         74     80     -8%
   Lozol(r)/Indapamide     8       20   -59%         33     47    -29%

   Total Cardiovascular/
     Thrombosis          244      239     6%        726    678      9%

   Doliprane(r)           33       31     7%        106     97     10%
   Imovane(r)/Amoban(r)   36       32    19%        104     92     18%

   Total Analgesics/Select
     Neurological
     Disorders           156      146    15%        473    435      8%

   Flagyl(r)              33       31     9%         92     86     10%

   Total Anti-infectives 142      132     9%        448    432      5%

   Maalox(r)              40       42    --%        122    124      3%

   Total Gastrointestinal/
     Vitamins             98       97     5%        327    293     11%

   Calcitonins            17       26   -30%         55     77    -26%
   Orudis(r)/Profenid(r)/
     Oruvail(r)           48       53    -6%        144    154     -4%

   Total Hormone
     Replacement Therapy/
     Bone Metabolism      87       93    -3%        263    276     -2%

   Granocyte(r)           18       12    44%         50     33     51%
   Taxotere(r)            23       --    N/A         50     --     N/A

   Total Oncology         52       22   139%        133     62    119%

   DDAVP(r)               32       27    19%         75     62     21%

   Other Therapeutic
     Areas               237      324   -21%        721    865    -13%

* Percentage change calculation excludes effects of product divestitures and currency fluctuations.

Quarterly and nine-month growth in sales of asthma/allergy products was led by increased Azmacort(r) sales. Azmacort(r) has had good growth in prescriptions written on a year-to-date basis, although third quarter sales were also boosted by trade buying patterns. The recent entrance of a competitive offering into the market is not anticipated to significantly impact Azmacort(r) sales in the near-term. In the 1996 second quarter, the Company received two U.S. Food and Drug Administration ("FDA") approvals related to the Nasacort(r) product line--approval to market Nasacort(r) AQ, a once-daily, water-based, nasally inhaled corticosteroid for the treatment of allergic rhinitis, and approval to market Nasacort(r) to children six years of age and older. Although sales of both Nasacort(r) and Nasacort(r) AQ increased during the quarter, competition and expansion of the aqueous segment have negatively affected sales of Nasacort(r). On a year-to-date basis, shortfalls in sales of Nasacort(r) have been replaced by contributions from Nasacort(r) AQ. While Intal(r) reported good sales growth in the United States, sales declined in European markets during the quarter due, in part, to reduced exports from the U.K. to Japan resulting from distributor stocking patterns in the first half of the year. For the nine months, Intal(r) sales remained essentially level with the prior year in the U.K. and the United States, but were lower in other European markets. Three-month growth in Tilade(r) sales was principally driven by increased sales in the U.S. and France. On a year-to-date basis, Tilade(r) registered sales gains in European markets.

The thrombosis product Clexane(r)/Lovenox(r) continued to record substantial sales growth in the U.S. and performed well throughout Europe. Although three-month Lovenox(r) sales in France increased modestly, year-to-date sales in that market have been negatively affected by increased competition. For the three- and nine-month periods, Dilacor(r) XR sales fell below the prior year due, in part, to trade inventory levels at the end of the second quarter; however, Dilacor(r) XR has experienced year-to-date growth in prescriptions written. Sales of total indapamide products continue to be affected by generic competition.

Quarterly and year-to-date sales of anti-infectives increased in Eastern Europe and South Asian markets. In France, three- and nine-month anti-infective sales have been affected by restricted physician prescribing patterns; year-to-date sales growth was also impacted by significantly lower Zagam(tm) sales in the first half of the year. Flagyl(r) recorded year-to-date sales gains in South Asian countries and in Brazil.

Sales growth of products for select neurological disorders was due to good performance of Imovane(r)/Amoban(r) in Europe and contributions from sales of Rilutek(r), approved in the U.S. in late 1995 and in the European Union in June 1996 for the treatment of Amyotrophic Lateral Sclerosis. The Company hopes to further increase acceptance of Rilutek(r) in the U.S. through product positioning and expanding its access to the physician-neurologist community. Rilutek(r) was launched in several European markets during the third quarter, including Germany and the U.K. where it received good acceptance.

Despite strong performance of Maalox(r) in Japan, reduced sales in France and in Germany due to competitive pressures limited sales growth for the periods reported.

Sales declines in the HRT/bone metabolism category reflected lower sales of Orudis(r)/Profenid(r)/Oruvail(r) in the U.K. and Japan, and reduced calcitonin product sales in the United States and in Japan. In the second quarter of 1996, the Company entered into a global (excluding Japan) co-promotion agreement with Novo Nordisk A/G with respect to strategic HRT products of both companies including the Menorest(r) transdermal patch, launched by RPR in major European markets in early 1996. Contributions from Menorest(r) sales have helped to soften declines in the category.

Expansion of the Company's oncological products was driven by sales of the innovative new products Taxotere(r), Granocyte(r), and Campto(r). Taxotere(r), a semi-synthetic taxoid for solid tumors, has been approved in more than 35 countries for treatment of advanced metastatic breast cancer. Taxotere(r) has experienced good performance in European markets, particularly in France and Germany, where it was launched in mid-first quarter 1996 and in the U.S. where it was launched in June 1996. In October 1996, Taxotere(r) received approval in Japan for treatment of advanced breast cancer and nonsmall cell lung cancer and will be the first taxoid introduced in that market. Granocyte(r), launched in European markets in 1995 for chemotherapy-induced neutropenia, recorded good growth throughout the year in France and Italy. Sales of Campto(r), launched in France in the 1996 second quarter for treatment of colorectal cancer, also added to growth of the category. In October, Gliadel(r) Wafer, polifeprosan 20 with carmustine implant, received approval from the U.S. FDA for use as an adjunct to surgery to prolong survival in patients with recurrrent glioblastoma multiforme for whom surgical resection is indicated. The Company acquired worldwide rights (excluding Scandinavian countries) to market Gliadel(r) from Guilford Pharmaceuticals Inc. with whom it has a strategic agreement to develop oncology products using Guilford's proprietary biodegradable polymer implant technology. The first commercial launch of Gliadel(r) is anticipated by January 1997.

In addition to the impact of the reclassification of certain products to other categories in the current year, declines in other therapeutic areas reflected lower sales of the Cooper subsidiary, non-core products and certain bulk chemicals. Also included in other therapeutic area sales are sales by the Company of certain plasma derivatives in Japan through operations not contributed to Centeon. The Company's fourth quarter 1996 plasma derivatives sales in Japan will be affected significantly by the temporary suspension of U.S. manufacture of plasma-derived products.


Operating Income

            Three Months ended Sept. 30,      Nine Months ended Sept. 30,
         ---------------------------------  -------------------------------
                       Pro Forma                          Pro Forma
             1996        1995                  1996         1995
         ----------- -----------            ------------  ------------
(in            % of        % of    Total           % of         % of     Total
millions)  $   Sales   $   Sales   Change     $    Sales    $   Sales   Change
         ----- ----- ---- ------  -------   ----- ------  ----- ------  ------
Gross
margin   $ 907 71.0% $ 871  67.2%    4%     $2,648 68.0%  $2,556 67.4%     4%
Selling,
delivery
and admin. 506 39.6%   521  40.2%   -3%      1,553 39.8%   1,590 41.9%    -2%
Research
and dev-
elopment   207 16.2%   206  15.9%    1%        622 16.0%     588 15.5%     6%
Operating
income     194 15.2%   144  11.1%   34%        474 12.2%     378 10.0%    25%

Three-month gross margin improvement reflected the effect of favorable mix due to the mid-1996 divestiture of certain lower-margin products and increased third quarter sales of certain high margin products (Azmacort(r), Clexane(r)/Lovenox(r), Taxotere(r)). Gross margin also benefited from net royalty income associated with the Medeva transaction. For the nine-month period, the impact of favorable mix on gross margin was partially offset by certain cost reclassifications from the prior year. Higher net royalty income also contributed to year-to-date gross margin improvement, but at a lesser rate than for the quarter due to lower nine-month royalties from Fisons' joint venture partner in Japan.

Despite increased spending in support of new products, third quarter and nine-month selling, delivery and administrative expenses decreased as a percentage of sales largely due to the realization of cost savings associated with the integration of the Fisons business. The Company anticipates that Fisons-related cost savings will be in-line with expectations on a full-year basis. Year-to-date reductions in selling, delivery and administrative expenses also reflected the benefits of cost containment programs. Higher research and development as a percentage of sales reflected increased investment in later stage development projects including Synercid(tm) and new indications for Clexane(r)/Lovenox(r).

Operating margin improved for the three- and nine-month periods as gross margin improvements and reduced selling, delivery and administrative expenses exceeded the Company's increased investment in research and development.

In the fourth quarter of 1995, the Company recorded a $60 million pretax charge related to the restructuring of RPR operations as a direct result of the acquisition of Fisons. In addition, as part of the Fisons purchase price allocation, the Company recorded an estimated $100 million liability for the restructuring of Fisons operations. The combined $160 million liability represents expected cash outlays, primarily severance-related, associated with eliminating positions principally in the marketing, administrative and manufacturing functions. Many of these positions are based in the U.S. and the U.K., although other locations are also affected. For the nine months ended September 30, 1996, cash outlays associated with the restructuring exceeded $94 million with approximately 1,600 positions affected.

Interest

Pro forma 1995 periods reflected the impact of acquisition debt associated with the Fisons transaction. In 1996, the favorable impact of third quarter debt reduction on net interest expense was offset by imputed interest associated with certain prepaid licensing fees related to the Medeva transaction. The recording of imputed interest will continue to impact the Company's interest expense, although at a declining rate, during the four-and-one-half year license term. Third quarter interest expense was also affected by higher interest rates in the United States. On a year-to-date basis, net interest expense was favorably impacted by lower weighted average interest rates in the U.S. and Europe.

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


Other (Income) Expense, Net and Gain on Sales of Assets

Other (income) expense, net for the third quarter of 1995 included income from equity affiliates totaling $45 million on a pro forma basis. Third quarter 1996 income from equity affiliates, including the Company's interest in the Centeon joint venture, was substantially reduced by charges of $34 million associated with the estimated impact of Centeon's voluntary worldwide recall of all in-date Albuminar(r)/Plasma Plex(r) products, including anticipated returns of recalled products from customers, writeoff of certain inventories, and related expenses. The recall was a precautionary measure taken due to manufacturing concerns at a U.S. production facility with respect to these products. The U.S. Food and Drug Administration is currently conducting a comprehensive review of the manufacturing processes at the U.S. facility. Pending completion of the FDA's inspection, the manufacture of Albuminar(r)/Plasma Plex(r) and other plasma-derived products at the location has been temporarily suspended by Centeon. Consequently, Centeon's fourth quarter results will be adversely impacted by lost sales of Albuminar(r)/Plasma Plex(r) in addition to reduced sales of other plasma-derived products whose production has also been temporarily suspended and/or which are typically marketed with those albumin products. Management cannot at this time offer a firm timetable for renewed product distribution, but does not expect that this distribution will resume before the first quarter of 1997.

Centeon sales for the third quarter of 1996, including sales to certain RPR affiliates, totaled $200 million. Third quarter sales fell below sales recorded in each of the previous quarters of 1996 due to the impact of the recall as well as competitive conditions in the U.S. and certain European markets (Germany, France). The recall negatively impacted Centeon's gross margin, which approximated 33% for the quarter, and contributed to a loss before income taxes totaling $2 million. On a year-to-date basis, Centeon sales approached $700 million and gross profit and income before income taxes as a percentage of sales approximated 47% and 20%, respectively.

Other (income) expense, net on a year-to-date basis included income from equity affiliates totaling $78 million and $127 million in 1996 and pro forma 1995, respectively. Other (income) expense, net in 1996 also includes increased provisions for anti-hemophilic factor litigation and gains on sales of nonstrategic investments recorded in the second quarter; the net impact of these items was not material. Nine-month pro forma 1995 other (income) expense, net included $24 million related to gains on sales of assets, net of certain asset carrying value reassessments. Year-to-date pro forma 1995 results exclude acquired research and development of $13 million ($.06 per share) related to an additional investment in AIS.

Taxes

The Company's year-to-date reported effective income tax rate approximated 31% in 1996 compared with 36% on a pro forma basis in 1995 reflecting current year tax planning strategies and the unfavorable impact in 1995 of asset gains and carrying value reassessments.


Financial Condition

Cash Flows

Cash flows from operating activities totaled $444 million compared with $276 million in 1995, reflecting the prepayment of certain licensing fees associated with the Medeva transaction, partially offset by increased working capital needs and greater cash outlays for restructuring activities. Operating cash flows also benefited from a third quarter cash distribution from Centeon.

Investing activities provided $122 million of cash flows for the first nine months of 1996. Cash inflows represented proceeds from the divestiture of Fisons' Scientific Instruments Division and the sale of assets in the U.K., Spain and Italy as well as Medeva-related proceeds. Investing cash inflows were partially reduced by capital expenditures in support of new products; capital expenditures for the full year are expected to approach $325 million. During the period, the Company also made certain payments to Guilford Pharmaceuticals Inc. related to Gliadel(r) and invested in certain long-term deposits. Net investing cash outflows of $420 million in 1995 reflected net cash outlays for acquisitions of new businesses and investments in technologies/product rights, and capital expenditures.

Current year financing cash outflows reflected debt repayments totaling $514 million compared with $424 million of proceeds from increased borrowings in 1995 in support of businesses acquired and to finance preferred share redemptions. Nine-month 1996 financing cash flows benefited from increased issuances of common stock primarily associated with stock option exercises. Cash dividends paid to common shareholders in 1996 totaled $127 million ($.94 per share). In October 1996, the Board of Directors declared a fourth quarter cash dividend of $.32 per share payable on November 29, 1996 to holders of record on November 11, 1996.


Liquidity

The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments and time deposits) to net debt plus equity ratio declined to .49 to 1 at September 30, 1996 from .56 to 1 at December 31, 1995, reflecting the impact of proceeds associated with the Medeva transaction and divestitures in the U.K., Spain and Italy. The ratio of current assets to current liabilities was 1.40 to 1 at September 30, 1996 compared to 1.16 to 1 at December 31, 1995, reflecting a decrease in short-term debt balances related to asset divestitures.

At September 30, 1996, the Company had committed medium-term lines of credit totaling $2,325 million. Of this amount, $1,825 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. An additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. Borrowings outstanding under the above lines totaled $569 million at September 30, 1996. The Company classified this amount plus an additional $1,588 million of short-term borrowings as long-term debt at September 30, 1996 as it had the ability and intent to finance these amounts on a long-term basis under the above medium-term facilities.

Pursuant to a shelf registration, the Company has the ability to issue an additional $325 million in public debt securities and/or preferred shares.

In mid-1996, the Company increased the number of its authorized common shares to 600,000,000.

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

                PART II.     OTHER INFORMATION

ITEM 3.    LEGAL PROCEEDINGS

Diethylstilbestrol ("DES") Litigation

There are approximately 675 actions pending against one or more current and/or former subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, the Company's subsidiaries are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that it has adequate defenses to DES claims. The Company and certain of its current and former subsidiaries were named in a putative class action, Ballo et al.,
v. Abbott Laboratories, et al., No. 96-CV-0774, filed in the United States District Court for the Eastern District of New York in February 1996. The case, brought on behalf of all women in the United States exposed to DES while in utero, seeks compensation for future medical expenses allegedly associated with the exposure, as well as financial support for educational and research efforts related to DES. The class does not seek compensation for existing DES-related injuries. A majority of the cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is defending 66 cases in which the plaintiffs allege in utero exposure prior to 1954.


AHF Litigation

There are approximately 455 lawsuits in the United States, 7 in Canada and 57 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 120 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. A majority of the currently pending lawsuits were filed in 1993, and management expects additional lawsuits will be filed. It is not possible, however, to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

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

In October 1995, the United States Supreme Court denied plaintiffs' petition for a writ of certiorari related to plaintiffs' proposed certification of a federal nationwide class action captioned Wadleigh, et al v. Armour Pharmaceutical Company

(United States District Court, Northern District, Illinois).
Wadleigh was decertified in January 1996.   As noted above, the
Jones action is pending in a Florida state court against the same defendants as in Wadleigh, together with a Florida plasma provider; plaintiffs' counsel consist of a subgroup of counsel from Wadleigh. The Jones action seeks certification of a nationwide class and a Florida subclass. Evidentiary hearings on plaintiffs' motion for class certification have been completed and the judge has indicated his intention to deny certification of both proposed classes. In July 1996, the judge in the Murphy case in Arizona denied plaintiffs' motion for partial certification of a class of Arizona plaintiffs.

In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in a state court in Louisiana on the basis that the plaintiff had not presented evidence sufficient to maintain an action against Armour. That decision was appealed by plaintiff and affirmed by the appellate court on May 29, 1996. Plaintiffs' application for rehearing was denied and plaintiffs have appealed to the Louisiana Supreme Court.

In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a settlement proposal to resolve this litigation. The April proposal contemplated a $600 million dollar fund to be divided per capita among those who made claims, with attorneys fees and settlement administration costs to be paid out of a separate fund in an amount to be determined by the settlement judge, up to a maximum of $40 million. The proposal, subject to a variety of conditions, contemplated the use of a class settlement vehicle, no more than 100 opt-outs, and required an indication from the plaintiffs that at least 95% of the plaintiffs in the then currently-filed lawsuits would accept the proposal. Following a meeting with representatives of the plaintiffs, the companies made a formal settlement offer on May 29, 1996 that responded to certain demands by the plaintiffs' negotiating committee, including the removal of the opt-out limit and a guaranteed commitment to a settlement resulting in 150 or fewer opt-outs.

Further negotiations with the plaintiffs culminated in the signing of an August 13, 1996 Settlement Agreement which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group, and the payment of up to $40 million in attorneys fees. The Company and the three other fractionator-defendents each have the right to withdraw from the settlement based upon the number of opt-outs. One significant condition of the settlement is that potential subrogation claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for federal program entitlements be maintained. The Company and the other fractionator-defendants are working with the plaintiffs' counsel to resolve these issues.

On August 14, 1996, the United States District Court for the Northern District of Illinois entered a preliminary finding that the settlement was fair and authorized dissemination of notice to the settlement class. Thereafter, notice was sent to all known class members, as well as to numerous hemophilia treatment centers. The notice was also published and posted on various computer bulletin boards. The opt-out period expired on October 15, 1996. Although the results are still being calculated, an overwhelming majority of the HIV-infected hemophilia community has accepted the proposed settlement. The preliminary figures suggest that the settlement, if finally approved, would dispose of approximately three-quarters of the Company's pending lawsuits. The number of valid claims will not be known until all of the ineligible claimants (i.e., those not meeting the definition of a claimant, fraudulent claims, etc.) are identified and eliminated. The Company, together with the other companies participating in the proposed settlement, must decide, pursuant to the current terms of the Settlement Agreement, by November 22 whether or not to proceed with the settlement. A final fairness hearing is currently scheduled for November 25, 1996.

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


Commercial Litigation

Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of BM's bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(r). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position. A preliminary hearing on liability will be held in Zurich this winter.

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


Antitrust Litigation

The Company has been named as a defendant in 134 antitrust lawsuits. It is presently a party to ten state court actions pending in California, two each in Minnesota and Wisconsin, and one each in the District of Columbia, Alabama, Washington, Colorado, Arizona, Maine, New York and Michigan. Additionally, the Company has been named in 112 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). All of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies. Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Minnesota and Wisconsin and the cases in the District of Columbia, New York, Arizona, Colorado, Washington, Maine and Michigan allege proposed consumer class claims. An Alabama state court case that alleged a proposed consumer class was successfully removed to federal court in Alabama and transferred for coordination with the federal proceeding in Chicago. In October 1995, the Washington state court action was dismissed with prejudice with the court holding that Washington law did not permit a consumer action in this instance. This ruling is currently on appeal. The Colorado state court action was dismissed in January 1996 and no appeal was filed within the permissible time period. Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The federal class plaintiffs have filed an amended consolidated Complaint so that issues affecting the class are pleaded consistently. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. Notice to the class was given and the opt-out period ended March 10, 1995. The coordinating California state court certified retail and consumer classes in June 1995. These cases have been stayed in order to trail the federal litigation proceedings. Notice to the retailer class was given and the opt-out period has expired; notice to the consumer class has not yet been provided.

In April 1996, the federal court denied summary judgment motions filed by the pharmaceutical companies but summary judgment motions filed by the wholesaler defendants were granted. The court entered final judgment in favor of the wholesalers and certified certain issues relating to the denial of the manufacturer defendants' summary judgment motions for interlocutory appeal to the United States Court of Appeals for the Seventh Circuit. Plaintiffs have also filed appeals on the orders granting the wholesaler defendants' summary judgment motions. Due to the pendency of the appellate proceedings, the court withdrew the May 7, 1996 trial date previously set in the federal class conspiracy case and has not set a new trial date in any federal action. In addition, several of the companies named as defendants in the federal class action, excluding RPR, entered into a settlement with independent and chain pharmacies who are members of that class. That settlement was approved by the court on June 21, 1996. Certain plaintiffs have appealed the approval of this settlement to the United States Court of Appeals for the Seventh Circuit. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.


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


Patent and Intellectual Property Litigation

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor(r) XR product. In January 1995, the ITC Administrative Judge ruled that Dilacor(r) XR does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe has appealed to the Court of Appeals for the Federal Circuit. The appeal was argued in July 1996.

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

ITEM 6.    Exhibits

a. Exhibits

  10             Material Contract
                 (a) Amendment 1996-1 to the Pension Plan
                     of Rhone-Poulenc Rorer Inc. dated
                     April 26, 1996.


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







                               RHONE-POULENC RORER INC.
                         ----------------------------------------
                               (Registrant)







November 5, 1996             /s/ PATRICK LANGLOIS
                         ---------------------------------------
                                 Patrick Langlois
                                 Executive Vice President and
                                 Chief Financial Officer






November 5, 1996             /s/ PHILIPPE MAITRE
                         ---------------------------------------
                                 Philippe Maitre
                                 Vice President and
                                 Corporate Controller

                           INDEX TO EXHIBITS




Exhibit No.
-----------

  10             Material Contract
                 (a) Amendment 1996-1 to the Pension Plan
                     of Rhone-Poulenc Rorer Inc. dated
                     April 26, 1996.


  11 Statement re computation of earnings per common share.


  15             Letter re unaudited interim financial
                 information.


  27             Financial data schedule (electronic
                 filing only).