Form 10-K
period 1996-12-31
RHONE POULENC RORER INC
filed 1997-03-31
CIK 217028

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                            -----------------
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
    (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                  IDENTIFICATION NUMBER)

         500 ARCOLA ROAD
   COLLEGEVILLE, PENNSYLVANIA                              19426
  -----------------------------                -----------------------------
      (ADDRESS OF PRINCIPAL                             (ZIP CODE)
       EXECUTIVE OFFICES)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-454-8000
                                                      ------------

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
          -------------------                      ----------------------
   Common shares (without par value),             New York Stock Exchange
       stated value $1 per share                   Paris Stock Exchange
 Flexible Money Market Preferred Stock
    (without par value), liquidation
      preference $100,000 per share

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of close of business on February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,830,221,383 and common shares outstanding were 136,820,943.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents have been incorporated by reference in this report:

                DOCUMENT                       PARTS INTO WHICH INCORPORATED
                --------                       -----------------------------
 Proxy Statement dated March 31, 1997 in
  connection with the May 7, 1997 Annual
         Meeting of Shareholders                         Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                 THE EXHIBIT INDEX IS LOCATED ON PAGES 68-70.

                           RHONE-POULENC RORER INC.
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996

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

  The Company is primarily engaged in the discovery, development, manufacture and marketing of a broad line of pharmaceutical products for human use. On the basis of sales, RPR is the leading pharmaceutical group in France, among the top three in Europe and among the largest in the world. The Company also has a growing presence in North America, in developing markets, and in Japan. The Company has commercial operations in the major markets of the world and its products are manufactured in approximately 30 countries. Through recent selected acquisitions, divestitures and alliances, the Company has focused its resources to solidify its position in targeted therapeutic areas and strengthen its presence in strategic geographic markets.

 SIGNIFICANT 1996 EVENTS

  In 1996, the Company initiated a program of selected divestitures and refocused its resources on those areas deemed strategic to its future business. In early 1996, the Company completed the sale of the Scientific Instruments Division of Fisons plc, acquired in 1995. In mid-1996, the Company licensed the rights to certain nonstrategic products in the cough and cold, diuretic and appetite suppressant areas to Medeva plc. In the second half of the year, the Company sold its U.K. generics business, certain European self-medication products and various nonstrategic assets in France, Belgium, Italy and Spain. In 1996, the Company also refocused its Gencell resources on in-vivo therapies and substantially curtailed ex-vivo cell processing projects which had been mainly initiated by Applied Immune Sciences, Inc. ("AIS").

  In October 1996, Centeon, a joint venture in which the Company has a 50% interest, initiated a voluntary worldwide recall of all in-date lots of Albuminar(R)/Plasma-Plex(R) products as a precautionary measure in response to manufacturing concerns with respect to these products at a U.S. production facility and temporarily suspended the manufacture of plasma-derived products at the location. In January 1997, Centeon entered into a consent decree with the U.S. Government which sets conditions for the shipment by Centeon of both plasma-based products and certain pharmaceutical products manufactured for the Company by Centeon at the facility. See Note 5 to the consolidated financial statements, "Centeon Joint Venture," appearing on page 39 of this report.

 SIGNIFICANT 1995 EVENTS

  In the fourth quarter of 1995, the Company acquired the U.K.-based pharmaceutical company Fisons plc ("Fisons"). The combination of Fisons with RPR created the fourth largest company worldwide in respiratory & allergy with a comprehensive range of complementary products, expanded presence in major geographic markets and innovative inhalation delivery technologies. In November 1995, the Company also acquired the remaining 53% of the outstanding shares that it did not own of AIS.

  In September 1995, the Company's Armour Pharmaceutical Company subsidiary completed the formation of Centeon, a 50/50 global joint venture with Behringwerke AG, a subsidiary of Germany's Hoechst AG, in the plasma proteins business. The complementary plasma proteins offerings and geographic strengths of the partners positioned the joint venture as a global market leader. The joint control and profit-sharing provisions took effect on January 1, 1996.

  In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and Rhodia Farma. Cooper has an extensive pharmacy distribution network in France and promotes the Company's self-medication products. Rhodia Farma strengthens the Company's presence in Brazil and increases access to other South American markets.

 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

  See Note 20 to the consolidated financial statements, "Industry Segment and Operations by Geographic Area," appearing on page 56 of this report.

 PRINCIPAL OFFERINGS

  The Company's pharmaceutical offerings are primarily comprised of prescription and over-the-counter ("OTC") medicines. The Company is focusing on innovation and leadership in targeted key therapeutic areas including respiratory & allergy, thrombosis/cardiology, anti-infectives and oncology. Its 50/50 joint venture interest, Centeon, is a leader in the plasma proteins business. Other of the Company's significant therapeutic areas include central nervous system and hormone replacement therapy/bone. In addition, the Company manufactures and sells certain OTC products, gastrointestinal products, dermatologic products, vitamins, bulk chemicals and medical supplies. No single product or offering contributed more than 8% of sales in 1996 and the ten largest as a group contributed 37% of the Company's sales (1995: 35%). The following therapeutic areas accounted for the indicated percentages of the Company's total net sales:

                                                        PERCENTAGE OF NET SALES
                                                        --------------------------
                                                                      PRO FORMA
                   THERAPEUTIC AREA                       1996          1995*
------------------------------------------------------- ----------- --------------
Respiratory & Allergy, including Azmacort(R),
 Intal(R)/Aarane(R), Nasacort(R)/Nasacort(R) AQ and
 Tilade(R).............................................         21%           20%
Thrombosis/Cardiology and Cardiovascular, including
 Clexane(R)/Lovenox(R), Dilacor XR(R) and
 Lozol(R)/indapamide...................................         19%           19%
Central Nervous System, including Doliprane(R),
 Imovane(R)/Amoban(R) and Rilutek(R)...................         12%           11%
Anti-infectives, including Flagyl(R)...................         11%           11%
Hormone Replacement Therapy/Bone, including
 Menorest(R), Orudis(R)/Profenid(R)/Oruvail(R) and
 Calsynar(R)/Calcimar(R)...............................          7%            7%
Oncology, including Campto(R), Granocyte(R) and
 Taxotere(R)...........................................          4%            2%
All Other, including Maalox(R) and DDAVP(R)............         26%           30%
                                                        -----------   -----------
  Total net sales......................................        100%          100%
                                                        ===========   ===========

--------
* Pro forma 1995 sales include twelve months of Fisons plc sales and exclude sales of plasma proteins contributed to Centeon. Certain reclassifications among therapeutic areas have been made from amounts shown in prior periods to conform to classifications now used by the Company.

  The Company's principal offerings include the following:

 BRAND NAME                                CHEMICAL NAME            DESCRIPTION/INDICATION
 ----------                                -------------            ----------------------
 RESPIRATORY & ALLERGY:
 Aarane(R)                        cromolyn sodium & reproterol     a combination of
                                  combination                      Intal(R) and a beta/2/
                                                                   agonist bronchodilator
                                                                   for treatment of asthma
 Azmacort(R)                      triamcinolone acetonide          an inhaled
                                                                   corticosteroid for
                                                                   treatment of asthma
 Intal(R)                         cromolyn sodium                  a nonsteroidal anti-
                                                                   inflammatory for
                                                                   treatment of asthma
 Kestine(R)                       ebastine                         a nonsedating
                                                                   antihistamine for
                                                                   treatment of seasonal
                                                                   and perennial allergic
                                                                   rhinitis
 Nasacort(R)                      triamcinolone acetonide          an inhaled
                                                                   corticosteroid for
                                                                   allergic rhinitis
 Nasacort(R) AQ                   triamcinolone acetonide          a water-based inhaled
                                                                   corticosteroid for
                                                                   allergic rhinitis
 Tilade(R)                        nedocromil sodium                a nonsteroidal anti-
                                                                   inflammatory for
                                                                   treatment of asthma
 THROMBOSIS/CARDIOLOGY
  AND CARDIOVASCULAR:
 Clexane(R)/Lovenox(R)            enoxaparin sodium                a low molecular weight
                                                                   heparin for prevention
                                                                   and treatment of deep
                                                                   vein thrombosis after
                                                                   certain surgery
 Dilacor XR(R)                    diltiazem HCl                    a calcium channel
                                                                   blocker for treatment of
                                                                   hypertension and chronic
                                                                   stable angina
 Lozol(R)                         indapamide                       a diuretic for treatment
                                                                   of hypertension
 CENTRAL NERVOUS SYSTEM:
 Doliprane(R)                     paracetamol                      an analgesic
 Imovane(R)/Amoban(R)             zopiclone                        a non-benzodiazepine
                                                                   sleeping agent
 Rilutek(R)                       riluzole                         a glutamate-release
                                                                   inhibitor for
                                                                   amyotrophic lateral
                                                                   sclerosis
 ANTI-INFECTIVES:
 Flagyl(R)                        metronidazole                    an antiparasitic for
                                                                   treatment of
                                                                   trichomoniasis,
                                                                   amebiasis and anaerobic
                                                                   bacterial infections
 Zagam(R)                         sparfloxacin                     a new-generation
                                                                   fluoroquinolone for
                                                                   lower respiratory tract
                                                                   infections
 HORMONE REPLACEMENT
  THERAPY/BONE:
 Menorest(R)                      transdermal 17-beta-estradiol    hormone replacement
                                                                   therapy for use in
                                                                   osteoporosis and
                                                                   postmenopausal symptoms
 Calsynar(R)/Calcimar(R)          calcitonin                       for treatment of
                                                                   metabolic bone diseases
                                                                   such as post-menopausal
                                                                   osteoporosis
 Orudis(R)/Profenid(R)/Oruvail(R) ketoprofen                       a nonsteroidal anti-
                                                                   inflammatory agent for
                                                                   treatment of rheumatoid
                                                                   arthritis
 ONCOLOGY:
 Granocyte(R)                     lenograstim                      a recombinant
                                                                   granulocyte-colony-
                                                                   stimulating factor ("G-
                                                                   CSF") for treatment of
                                                                   chemotherapy-induced
                                                                   neutropenia
 Taxotere(R)                      docetaxel                        a tubulin-inhibitor for
                                                                   solid tumors (breast,
                                                                   lung)
 Campto(R)                        irinotecan                       a topoisomerase-1
                                                                   inhibitor for the
                                                                   treatment of colorectal
                                                                   cancer
 Gliadel(R) Wafer                 polifeprosan 20 with carmustine  treatment of recurrent
                                                                   glioblastoma multiforme
 OTHER THERAPEUTIC AREAS:
 Maalox(R)                        magnesium and aluminum hydroxide an antacid for treatment
                                                                   of gastric hyperacidity
 DDAVP(R)                         desmopressin acetate             for treatment of
                                                                   nocturnal enuresis in
                                                                   children

  While the above offerings as well as others are important to the Company's strategy and focus in specific geographic markets, not all are marketed by the Company in all three of the largest pharmaceutical markets of the world (Europe, United States and Japan).

 CUSTOMERS, MARKETING AND DISTRIBUTION

  The Company markets certain of its offerings in more than 140 countries throughout the world. The Company's prescription medicines are sold primarily to drug wholesalers, retail pharmacies, hospitals and government agencies, while OTC products are sold, in addition to the foregoing, to food chains and other retail outlets. The Company's customer base is diverse, and no one customer accounted for as much as 10 percent of the Company's consolidated net sales in 1996. The Company is a party to various arrangements, including co-promotion agreements and joint venture relationships, with respect to the marketing and distribution of certain of its products.

  Promotion of the Company's prescription medicines is directed primarily to physicians, hospitals, pharmacists and managed-care organizations through personal visits by professional sales representatives. In addition, this activity is supported by the Company's participation in scientific seminars, medical journal advertising and by direct distribution of samples and other printed material. Promotion of OTC products includes advertising directed at the end consumer through media such as television, radio or print.

  In 1996, approximately 24 percent of the Company's sales were in the United States. The Company conducts its marketing efforts in the U.S. through Rhone-Poulenc Rorer Pharmaceuticals (prescription pharmaceuticals and generic versions of RPR products marketed by Arcola Laboratories) and Dermik Laboratories (prescription dermatological products). In 1994, due to lack of critical mass, the Company transferred its U.S. OTC business to Ciba-Geigy Ltd. through an asset sale and royalty arrangement.

  Fundamental changes in the way health care is administered and provided in the U.S. have necessitated the development of relationships with managed-care organizations and other large customers in addition to the traditional marketing focus on the individual physician. In 1996, the Company discontinued its free-standing disease management services effort under HealthWorx(TM) and redirected its resources to the development of related initiatives that support its core pharmaceutical business and key customers, including its managed care customers.

  In Europe, the Company established an OTC/self-medication business unit in 1994 to meet the needs of the expanding non-reimbursed self-medication market. The unit works closely with the Company's European prescription pharmaceuticals business to meet the specific challenges of prescription-to-OTC switches and to effectively leverage the Company's existing sales and marketing resources. Pursuant to the Company's strategy to focus on selected core OTC products and brands in key markets, RPR sold a range of self-medication products to Hoffmann-La Roche in 1996 including product rights in Germany, Switzerland and Poland.

  In 1996, approximately 33 percent of the Company's sales were in France, where the Company enjoys the leading position. Marketing of prescription products in France was consolidated in 1996 with the formation of Laboratoires Rhone-Poulenc Rorer which merged the marketing activities of Bellon, Specia, the French Fisons subsidiaries and a part of Theraplix. Laboratoires Rhone-Poulenc Rorer markets prescription pharmaceuticals to hospitals, non-hospital specialists and general practitioners. Theraplix specializes in the promotion of self-medication products to physicians, pharmacists and patients, assisted by Cooper which has an extensive pharmacy distribution network in France. The Biogalenique subsidiary, acquired in 1995, markets generic products to general practitioners and non-hospital specialists.

  Operations in Other Europe (excluding France) contributed approximately 26 percent of 1996 worldwide sales. The Company's largest operations are in Germany, the United Kingdom and Italy. The Company also has a growing presence in Eastern European countries. In Germany, the Company conducts its prescription products business under the names Nattermann, Rhone-Poulenc Rorer, Fisons and Rorer. In 1996, the Company sold its Dr. Schieffer GmbH and Biovital GmbH self-medication businesses to Hoffmann-La Roche; other OTC products are marketed by the Nattermann unit. In the United Kingdom, the Company operates its prescription and OTC businesses under the names Rhone-Poulenc Rorer, May & Baker, and Fisons. In 1996, the Company sold its APS Berk business which marketed generic pharmaceuticals. In Italy, the Company conducts business under the name Rhone-Poulenc Rorer S.p.A.

  In the aggregate, geographic regions comprising the Rest of World area accounted for approximately 17 percent of RPR's 1996 sales. The Company has operations in Latin America, Asia, Canada, Australia and Africa. In 1996, the Company increased its presence in the Asia-Pacific area with the opening of a new regional office in Hong Kong that will support the marketing, industrial operations and research efforts of the Company. The Company conducts its operations in Japan primarily through its Rhone-Poulenc Rorer Japan Inc. subsidiary. In 1995, the Company acquired rights to market products formerly licensed to a third party in Argentina and acquired a pharmaceutical business in Brazil from RP.

 RAW MATERIALS AND MANUFACTURING

  The Company manufactures a substantial amount of the active ingredients contained in its prescription and OTC medicines at its bulk pharmaceutical and chemical facilities at Villeneuve la Garenne and Vitry-sur-Seine (near Paris, France); Dagenham (near London, England); Holmes Chapel (near Manchester, England); Cologne (Germany); Lewes, Delaware (United States); Marseilles (France) and Jurong (Singapore). Certain chemicals and botanicals are purchased from third parties and are processed, compounded and packaged in facilities which the Company operates. See "Properties."

  The Company does not depend to any significant degree on outside suppliers for its active ingredients. Other raw materials and packaging supplies for the Company's products generally are available in ample quantities under normal conditions, although certain raw materials come from potentially restricted sources. Such supplies were adequate in 1996 and no shortages are anticipated in the near-term.

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

  As no single product or offering contributes more than 8% of total sales, no single patent or trademark is considered material to the Company as a whole. Certain of the Company's licensed and owned products are covered by patents principally in the United States, France and/or other countries. These patents cover such offerings as Clexane(R)/Lovenox(R), Nasacort(R), Peflacine(R), Rilutek(R), Selectol(R), Taxotere(R), and Zagam(R). The Company's licensed or owned patents expire at various times through the next twenty years. U.S. Food and Drug Administration exclusivity of Dilacor XR(R) expired in 1995.

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

  Product patent protection is no longer available in nearly all major markets for the active ingredients (such as calcitonin, ketoprofen and metronidazole) used in a number of the Company's major products. The basic chemical patents for cromolyn sodium have already expired, and such patents for nedocromil sodium expire principally between 1998 and 2006. The Company does not believe that the expiration of patent protection for the active ingredients used in its products has generally had a significant adverse effect on the Company because of the ability thus far to develop and patent new processes, formulations and uses, and to position many of its products in specific market niches.

  The Company is routinely engaged in disputes over its patented products and processes, the more significant of which are discussed in "Legal Proceedings" herein. There are currently no significant disputes concerning its trademarks.

 COMPETITION

  The Company operates in an intensely competitive global environment, encountering competition in all of its geographical markets from large national and international competitors. The Company's chief competitors include such companies as American Home Products Corp.; Bristol-Myers Squibb Co.; Eli Lilly and Co.; Glaxo

Wellcome p.l.c.; Hoechst Marion Roussel, Inc.; Johnson & Johnson; Merck & Co., Inc.; Novartis; Pfizer Inc.; Schering-Plough Corp.; SmithKline Beecham; Pharmacia and Upjohn, Inc. and Warner-Lambert Co. These and other competitors have substantial resources available for research, development and marketing activities.

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

  The Company believes that its competitive position in the medium- to long-term depends largely on its ability to discover and develop innovative therapies, as well as on increasing productivity through improved manufacturing methods and marketing efforts, building leadership positions in targeted therapeutic areas, and maximizing the benefits of business acquisitions and alliances.

 RESEARCH AND DEVELOPMENT

  The Company invests heavily in research and development, which management believes is critical to growth and competitiveness in the pharmaceutical industry. Research and development expenditures were $882 million in 1996, $827 million (pro forma) in 1995, and $606 million in 1994. Such expenditures represented 16% of net sales in 1996 and 1995 (pro forma) and 14% of net sales in 1994.

  The Company has concentrated research efforts at five research centers, in France (1), the United States (2), and the United Kingdom (2). See also "Properties."

  The Company has centralized its research in selected areas deemed by management to be of long-term market potential. Research and development programs are concentrated in several therapeutic areas: thrombosis/cardiology, oncology, anti-infectives, respiratory & allergy, hormone replacement therapy, and central nervous system. The Company has development projects in various stages which include, but are not limited to, the following:

  Filed/approved for registration in certain major markets:

  . Campto(R)*, a topoisomerase-1 inhibitor for the treatment of colorectal cancer (Yakult Honsha license);
  . Gliadel(R)*, polifeprosan 20 with carmustine for treatment of recurrent glioblastoma multiforme (developed by Guilford);
  . Kestine(R)*, a nonsedating antihistamine for treatment of seasonal and perennial allergic rhinitis (Almirall license);
  . Menorest(R)*, a transdermal 17-beta-estradiol hormone replacement therapy for use in osteoporosis and postmenopausal symptoms (Noven license);
  . Rilutek(R)*, a glutamate-release inhibitor for amyotrophic lateral sclerosis;
  . Taxotere(R)*, a tubulin-inhibitor for solid tumors (breast, lung); and . Zagam(R)*, a new-generation fluoroquinolone for lower respiratory tract infections (developed in North and South America and co-developed in Europe through a joint venture with Dainippon).
     *  Approvals received in certain markets

  Phase III in certain major markets:

  . Synercid(R), intravenous antibiotic for treatment of severe Gram-positive infections;
  . Estalis(R)/Aliatis(R), a transdermal 17-beta-estradiol/progestin combination hormone replacement therapy for use in osteoporosis and postmenopausal symptoms (Noven license); and
  . Gliadel(R), polifeprosan 20 with carmustine for treatment of primary glioma.

  Phase II in certain major markets:

  . an oral streptogramin for community-acquired infections and potentially for pediatric use;
  . a fibrinogen receptor antagonist for prevention and treatment of unstable angina and myocardial infarction; and
  .  a novel airway-selective glucocorticoid for treatment of asthma.

  Line extensions, in various stages of development, of marketed products:

  . new indications such as the treatment of unstable angina for the antithrombotic drug, Lovenox(R);
  . new formulations that are free of chlorofluorohydrocarbons for Nasacort(R) (allergic rhinitis) and Azmacort(R), Tilade(R), Intal(R), and Aarane(R) (asthma); and
  . anti-asthma compounds, such as Tilade(R) and salbutamol in RPR's novel dry powder inhaler, Ultrahaler(R).

  There can be no assurance that the above compounds will ultimately be approved for commercial sale in those markets where no approval currently exists.

  The Company's Gencell Division is dedicated to the discovery, development, manufacture and commercialization of gene therapy products. Through associations with various biotechnology companies and research organizations worldwide, the division hopes to optimize existing technologies to accelerate the development of effective gene therapies in the areas of oncology, cardiovascular and central nervous system. In 1996, the Company refocused its Gencell resources on in-vivo therapies and substantially curtailed its ex-vivo cell processing projects mainly initiated by AIS.

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

  In France, the government regulates prices on new prescription pharmaceuticals and price increases on existing medicines. These direct price controls have traditionally maintained prices at a comparatively low level relative to other markets and slowed the emergence of generic competition. Government measures to reduce the nation's health care deficit have therefore focused on limiting the volume of prescriptions written by physicians. In 1994, the French government and certain pharmaceutical manufacturers, including the Company, signed individual policy agreements aimed at reducing the annual growth of reimbursable pharmaceuticals through a better mix of prices and volumes. These agreements expired at the end of 1996 and the terms of a new drug price contract system are being discussed by the French government and members of the pharmaceutical industry. At the end of 1995, the French government announced a special levy on pharmaceutical companies and introduced measures to increase the development of generic medications. In 1996, to curb physician prescribing habits, the government proposed financial penalties to be imposed on those physicians who violate treatment guidelines or prescription protocols. New physician guidelines on medical and prescribing protocols are expected to be issued in early 1997.

  In the Company's other major markets, including Germany, the U.K., Italy and Japan, national governments exert controls over pharmaceutical prices directly, by controlling admission to or levels for reimbursement programs, or through limits on profitability levels. Governments have also increased pressure to reduce prescription volumes through new prescribing guidelines or, in certain countries, prescription budgets. In many markets, national governments continue to review additional measures to limit the growth of health care expenditures. The nature of such controls and their effect on the pharmaceutical industry vary greatly from country to country. It is not possible to predict the extent to which the Company or the pharmaceutical industry might be affected in the future by legislative or regulatory developments related to the matters discussed above.

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

  The Company has been advised of potential liability related to alleged past waste disposal practices, including potential involvement at five sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). For the majority of these sites, the Company's estimated liability is not significant. With respect to two of the sites, the Company is currently not able to estimate its share of potential liability as the assessment of site conditions, the identification of remediation methods and costs, and the quantification of relative contributions among potentially responsible parties have not yet advanced to the stage where a reasonable estimate of loss can be made.

 EMPLOYEES

  As of February 28, 1997, the Company and its subsidiaries had approximately 26,000 employees. In general, the Company considers relations with its employees worldwide to be satisfactory.

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

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
------------------------------                -------------------
Michel de Rosen (46).........   Mr. de Rosen was elected Chairman in May 1996,
 Chairman and Chief Executive    having served as President and Chief Executive
 Officer                         Officer since April 1995. Mr. de Rosen joined
 and Director                    the Company in 1993 as President and Chief
                                 Operating Officer, having served as Chief
                                 Executive Officer of the Fibers and Polymers
                                 sector of RP since 1988.
Timothy G. Rothwell (46).....   Mr. Rothwell was appointed President of RPR in
 President of RPR and            September 1996, having joined the Company as
 President,                      Executive Vice President, RPR and President,
 Pharmaceutical Operations       Pharmaceutical Operations in January 1995.
 and Director                    Previously, he served as Chief Executive
                                 Officer and President of the U.S.
                                 pharmaceutical business of Sandoz
                                 Pharmaceuticals from 1992 to 1994 and then as
                                 Senior Vice President of Worldwide Business
                                 Development and Licensing.
Manfred E. Karobath, MD (56).   Dr. Karobath was appointed Executive Vice
 Executive Vice President and    President in September 1996, having served as
 President, Research and         Senior Vice President and President, Research
 Development and Director        and Development since 1992. He formerly served
                                 as Senior Vice President, Research and
                                 Development at Sandoz Pharma Ltd. in Basle,
                                 Switzerland since 1989.
Patrick Langlois (51)........   Mr. Langlois was appointed Executive Vice
 Executive Vice President and    President in September 1996, having served as
 Chief Financial Officer         Senior Vice President and Chief Financial
                                 Officer since 1990. Previously, he served as
                                 Senior Vice President, Corporate Finance and
                                 Acquisitions of RP from 1988 to 1990.
Alain Audubert (53)..........   Mr. Audubert joined the Company in his present
 Senior Vice President and       position in 1994, having served as Chief
 President,                      Executive Officer of Pasteur Merieux Connaught
 Industrial Operations           since 1990.
Richard T. Collier (43)......   Mr. Collier was appointed to his present
 Senior Vice President and       position effective January 1995, having served
 General Counsel                 as Vice President and General Counsel, U.S.
                                 since October 1992. Since joining the Company
                                 in 1986, Mr. Collier has held several positions
                                 in the legal organization including Vice
                                 President and Assistant Secretary and also
                                 served as Assistant to the Chairman of the
                                 Company.
Stephen P. Connelly (45).....   Mr. Connelly became General Manager, Americas in
 Senior Vice President and       1996, having served as Vice President and
 General Manager, Americas       General Manager, U.S. Prescription Products
                                 since 1995. Prior to that, Mr. Connelly was
                                 Senior Vice President, General Manager, Asia
                                 Pacific from 1992, having held numerous
                                 successive positions including General Manager
                                 of Rhone-Poulenc Rorer Dermatologicals.

 NAME (AND AGE) OF EXECUTIVE
OFFICER, POSITIONS AND OFFICES
    HELD WITH THE COMPANY                     BUSINESS EXPERIENCE
------------------------------                -------------------
Richard Forrest (48).........   Mr. Forrest was appointed to his present
 Senior Vice President and       position in October 1995. Before that, he had
 General Manager, Europe         been General Manager, DOMA, since 1991.
Hadia Lefavre (53)...........   Ms. Lefavre joined the Company in October 1995,
 Senior Vice President and       having held various positions at Honeywell Bull
 General Manager, Human          since 1993, including Human Resources Vice
 Resources                       President of Top Executive Management. Ms.
                                 Lefavre also served as European Director for
                                 Human Resources and Quality for Oracle France
                                 in 1992 and as Director, Human Resources for
                                 Compaq Computer France from 1988 to 1992.
John D. Michelmore (54)......   Mr. Michelmore was appointed to his current
 Senior Vice President and       position in October 1995, having served as
 General Manager, Asia-          General Manager, Europe since 1993. Prior to
 Pacific                         that, he had served as Senior Vice President
                                 and General Manager, Northern Europe since
                                 1990.
Bernard Reculeau (46)........   Mr. Reculeau was appointed to his present
 Senior Vice President and       position in October 1995. Mr. Reculeau was
 General Manager, Central and    General Manager, France and Benelux, from 1994
 Eastern Europe, Middle East,    to 1995, and before that, Senior Vice
 South-Western Asia, and         President, Worldwide Industrial Operations
 Africa                          since 1990.
John Bond (47)...............   Mr. Bond was appointed to his current position
 Vice President and Corporate    in June 1996, having served as Vice President,
 Treasurer                       Finance, Europe since 1993. Since joining the
                                 Company in 1990, Mr. Bond has held such
                                 positions as Vice President, Finance, Worldwide
                                 Research and Development and Finance Director,
                                 European Industrial Operations.
Philippe Maitre (40).........   Mr. Maitre was appointed to his current position
 Vice President and Corporate    in March 1996, having served as Vice President
 Controller                      and Treasurer since 1994. Mr. Maitre joined the
                                 Company as Group Vice President, Finance and
                                 Planning for North America and Pacific Rim
                                 countries in 1993. Prior to that, he held
                                 various finance positions within RP, including
                                 General Manager, Finance and Planning of Rhone-
                                 Poulenc Japan from 1991 to 1993.

  No executive officer of the Company has any family relationship with any other.

ITEM 2. PROPERTIES

  The Company's facilities, which are either owned or leased under long-term leases, are well-maintained and generally adequate to meet its near-term needs. The Company's corporate offices are located in Collegeville, Pennsylvania, United States.

  A substantial portion of the Company's pharmaceutical production in most product categories is conducted in France, the United States, Germany, and the U.K. The Company has a total of 47 pharmaceutical plants throughout the world: in France (12), United States (2), elsewhere in Europe excluding France (9), Africa (8), Japan (1), other Asia (10) and Latin America (5). Included in the above are nine plants dedicated solely or partially to the production of bulk pharmaceuticals and chemicals. These plants are located in France (4), the United Kingdom (2), the United States (1), Germany (1) and Singapore (1). While the above facilities are generally adequate to meet near-term needs, the Company has initiatives in place to increase production capacity with respect to certain strategic products. The Company is also currently assessing a manufacturing strategy which may include disposals of certain of the foregoing facilities. In 1996, the Company began an internal corporate compliance review of all production procedures and practices in an effort to ensure that it is maintaining conformity with all regulatory requirements. The Company is currently implementing corresponding action plans.

  The Company conducts its research and development activities in facilities in Vitry-sur-Seine, France; Collegeville, Pennsylvania, United States; Dagenham, United Kingdom; Holmes Chapel, United Kingdom; and Santa Clara, California, United States.

  Capital expenditures were $342 million in 1996, $282 million in 1995, and $230 million in 1994.

ITEM 3. LEGAL PROCEEDINGS

 DIETHYLSTILBESTROL ("DES") LITIGATION

  There are approximately 700 actions pending against one or more current and/or former subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that "DES daughters" and/or their offspring were injured as a result of the development of various reproductive tract abnormalities in the "DES daughters" because of their in utero exposure to DES. Typically, the Company's subsidiaries are named as defendants, along with numerous other former DES manufacturers, when the claimant is unable to identify the manufacturer of the DES to which she was exposed. While the aggregate monetary damages sought in all of these DES actions are substantial, the Company believes that it has adequate defenses to DES claims. The Company and certain of its current and former subsidiaries were named in a putative class action, Ballo et al., v. Abbott Laboratories, et al., No 96-CV-0774, filed in the United States District Court for the Eastern District of New York in February 1996. The case, brought on behalf of all women in the United States exposed to DES while in utero, seeks compensation for future medical expenses allegedly associated with the exposure, as well as financial support for educational and research efforts related to DES. The class does not seek compensation for existing DES-related injuries. A majority of the cases are currently being defended by insurance carriers, sometimes under a reservation of rights. The Company is defending approximately 90 cases in which the plaintiffs allege in utero exposure prior to 1954.

 AHF LITIGATION

  There are approximately 476 lawsuits in the United States, 7 in Canada and 58 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 125 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. It is not possible to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

  In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Five proposed federal class action lawsuits including one each in Idaho, Alabama and Wyoming and two in Louisiana, and three proposed state court class actions in Arizona, Idaho and Louisiana, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago. Evidentiary hearings on plaintiffs' motion for nationwide and statewide class certification in a Florida case have been completed and the judge has indicated his intention to deny certification. In July 1996, the judge in the Arizona case denied plaintiffs' motion for partial certification of a class of Arizona plaintiffs.

  In October 1993, Armour obtained a directed verdict dismissing it from a lawsuit pending in a state court in Louisiana. That decision was appealed by plaintiff and affirmed by the appellate court on May 29, 1996. Plaintiffs' application for rehearing was denied and they have appealed to the Louisiana Supreme Court. Plaintiffs' petition for appeal was denied by the court on January 10, 1997.

  In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a settlement proposal to resolve the U.S. litigation. Negotiations with the plaintiffs culminated in the signing of an August 13, 1996 Settlement Agreement which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group, and the payment of up to $40 million in attorneys fees. The company and the three other fractionator defendants each had the right to withdraw from the settlement based upon the number of opt-outs. One significant condition of the settlement is that the potential subrogation claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for entitlements to public assistance be maintained. On August 14, 1996, the United States District Court for the Northern District of Illinois entered a preliminary finding that the settlement was fair and authorized dissemination of notice to the settlement class.

  An overwhelming majority of the HIV-infected hemophilia community has accepted the proposed settlement. The number of valid claims will not be known until all of the ineligible claimants (i.e., those not meeting the definition of a claimant, fraudulent claims, etc.) are identified and eliminated. The Settlement Administrator reported that as of mid-January 1997, there were approximately 6,000 apparently eligible claims submitted and approximately 535 apparently eligible opt-outs. Based upon similar figures in a report issued before the fairness hearing on November 25, 1996, the Company and the other fractionator defendants elected not to withdraw from the settlement.

  On November 25, 1996, a fairness hearing was held in which members of the settlement class and their attorneys were heard, both in support and in opposition to the fairness of the settlement. The judge postponed his final ruling on fairness and directed the parties to work to resolve the conditions discussed above. On March 5, 1997, the judge entered an Order indicating that "the fairness of the settlement is closely related to the time of payment" and ruling that (1) the court intends to make a fairness determination on or shortly after May 1, 1997; (2) the court intends to approve the settlement as fair to the class if, by May 1, the fractionators advise that they will, by July 1, 1997, make settlement payments in the amount of $100,000 to those eligible claimants who have signed the court approved form of release and will continue with such payments as additional eligible class members have their public sector issues resolved; and (3) as to those class members whose public sector issues are not resolved by December 31, 1997, the court intends to terminate the settlement as to those class members and deem them opt-outs from the settlement.

  With respect to the AHF litigation, the Company has contractual rights to certain insurance coverage provided by carriers that insured Revlon, Inc., the party from whom it purchased Armour in 1986 ("Revlon carriers"). The Company also has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if self-insured retention levels from relevant insurable losses are exceeded. The Company believes that there is a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated probable liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5").

 COMMERCIAL LITIGATION

  Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of a BM bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(R). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. A preliminary hearing on liability in the bisphosphonate development portion of the dispute was held in December 1996. A preliminary hearing on liability in the Lozol(R) portion of the matter was held in January 1997. In February 1997, based on the partial evidence provided as of that date, the arbitration panel issued a preliminary, non-binding opinion in which it questioned the merits of RPRP's defense and BM's ability to prove every element of its damages claim. A final hearing on liability in the bisphosphonate case, with the opportunity to present additional witnesses, is scheduled for August 1997. No final hearing date has been set in the Lozol(R) case. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position.

 ANTITRUST LITIGATION

  The Company has been named as a defendant in 138 antitrust lawsuits. It is presently a party to ten state court actions pending in California, two each in Minnesota and Wisconsin, and one each in the District of Columbia, Alabama, Washington, Colorado, Arizona, Maine, New York, Kansas, Florida, Tennessee and Michigan. Additionally, the Company has been named in 113 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois (Chicago). All of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies.

  Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Minnesota and Wisconsin and the cases in the District of Columbia, Kansas, New York, Arizona, Colorado, Washington, Maine, Florida, Tennessee and Michigan allege proposed consumer class claims. An Alabama state court case that alleged a proposed consumer class was successfully removed to federal court in Alabama and transferred for coordination with the federal proceeding in Chicago. The MDL judge denied plaintiffs' motion to remand the case to Alabama state court, but subsequently granted plaintiffs' motion to certify this ruling for immediate appeal to the Seventh Circuit Court of Appeals. The Seventh Circuit has not yet accepted this appeal. In October 1995, the Washington state court action was dismissed with prejudice. This ruling is currently on appeal. The New York action was similarly dismissed and is currently on appeal.

  Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The coordinating federal court certified the class alleged in the amended consolidated Complaint in November 1994. The coordinating California state court certified retail and consumer classes in June 1995. The California cases have been stayed in order to trail the federal litigation proceedings.

  In April 1996, the federal court denied summary judgment motions filed by the pharmaceutical companies but summary judgment motions filed by the wholesaler defendants were granted. The court entered final judgment in favor of the wholesalers and certified certain issues relating to the denial of the manufacturer defendants' summary judgment motions for interlocutory appeal to the United States Court of Appeals for the Seventh Circuit. Plaintiffs have also filed appeals on the orders granting the wholesaler defendants' summary judgment motions. Due to the pendency of the appellate proceedings, the court withdrew the May 7, 1996 trial date previously set in the federal class conspiracy case and has not set a new trial date in any federal action. In addition, several of the companies named as defendants in the federal class action, excluding RPR, entered into a settlement with independent and chain pharmacies who are members of that class. That settlement was approved by the court on June 21, 1996. Certain plaintiffs have appealed the approval of this settlement to the United States Court of Appeals for the Seventh Circuit. In November 1996, the Company entered into a confidential settlement with the non-class, chain plaintiffs which had filed separate federal actions. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.

 ENVIRONMENTAL LITIGATION

  Fisons plc has been named along with other defendants in a U.S. Federal Court action (Olin Corporation v. Fisons plc, et al., United States District Court for the District of Massachusetts) in which Olin Corporation is seeking to recover its response costs for environmental contamination resulting from operations at a Wilmington, Massachusetts facility during the 1960s. Fisons plc and another subsidiary, Fisons Finance Ltd., are named in a cross-claim and third-party complaint, respectively, filed by one of the co-defendants in the Olin action, NOR-AM Chemical Company ("NOR-AM"). NOR-AM is asserting claims for indemnification and/or contribution if it is found liable in Olin. Fisons plc has filed a motion to dismiss the Complaint for lack of personal jurisdiction. The Court has not yet ruled on this motion.

  The Company has been advised of its potential liability related to alleged past waste disposal practices, including potential involvement at five sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). For the majority of these sites, the Company's estimated liability is not significant. With respect to two of the sites, the Company is currently not able to estimate its share of potential liability as the assessment of site conditions, the identification of remediation methods and costs, and the quantification of relative contributions among potentially responsible parties have not yet advanced to the stage where a reasonable estimate of loss can be made.

 PATENT AND INTELLECTUAL PROPERTY LITIGATION

  In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR(R) product. In January 1995, the ITC Administrative Judge ruled that Dilacor XR(R) does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe has appealed to the Court of Appeals for the Federal Circuit. The appeal was argued in July 1996.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY

  The price range at which the Company's common stock traded and the quarterly dividends paid per share during the last eight quarters are as follows:

                  QUARTER ENDED                     HIGH     LOW   DIVIDEND PAID
                  -------------                    ------- ------- -------------
December 31, 1996................................. $80.500 $66.000     $.32
September 30, 1996................................  77.750  62.125      .32
June 30, 1996.....................................  69.250  58.000      .32
March 31, 1996....................................  66.875  50.500      .30
December 31, 1995................................. $54.500 $43.750     $.30
September 30, 1995................................  45.875  40.500      .30
June 30, 1995.....................................  43.125  40.375      .30
March 31, 1995....................................  43.500  36.250      .30

  Rhone-Poulenc Rorer Inc. (ticker symbol: RPR) common shares are listed and traded on the New York and Paris stock exchanges and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest stock exchanges.

  On February 28, 1997, there were approximately 7,339 holders of record of Rhone-Poulenc Rorer Inc. common shares.

ITEM 6. SELECTED FINANCIAL DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                 TEN-YEAR SELECTED FINANCIAL DATA (UNAUDITED)
            (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------------
                                            RESTATED
                            1996     1995     1994     1993     1992     1991     1990     1989     1988    1987
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- -------
INCOME STATEMENT DATA:
Net sales...............  $5,420.6 $5,142.1 $4,486.6 $4,019.4 $4,095.9 $3,824.3 $2,917.4 $1,182.2 $1,041.6 $ 928.8
Operating income........     660.2    639.3    597.7    675.3    675.0    558.5     88.9    125.5    144.1   122.7
Net income before effect
 of change in
 accounting.............     473.5    356.5    367.1    421.1    423.3    326.5      1.0     86.5     61.8    54.3
Cumulative effect of
 change in accounting
 for income taxes.......       --       --       --       --      15.0      --       --       --       --    (35.5)
Net income available to
 common shareholders....     428.7    337.8    347.9    408.7    428.2    326.1      1.0     85.0     61.8    18.8
Primary earnings per
 common share:
 Net income before
  cumulative effect of
  change in accounting..      3.16     2.50     2.50     2.96     2.99     2.37      .01     1.33      .98     .84
 Cumulative effect of
  change in accounting
  for income taxes......       --       --       --       --       .11      --       --       --       --    (0.55)
Primary earnings per
 common share...........      3.16     2.50     2.50     2.96     3.10     2.37      .01     1.33      .98     .29
Fully diluted earnings
 per common share.......      3.16     2.50     2.50     2.96     3.10     2.37      .01     1.21      .97     .29
Cash dividends per
 common share...........      1.26     1.20     1.12     1.00      .68     .445      .42     .405      .40    .386
Research and development
 expenses...............     882.1    766.2    606.1    561.2    521.3    444.5    350.1    121.8    104.0    82.7
BALANCE SHEET DATA:
Working capital.........  $  720.6 $  384.5 $  591.7 $  446.6 $  667.1 $  407.0 $  391.3 $  436.9 $  312.4 $ 226.6
Property, plant and
 equipment, at cost.....   2,987.0  2,876.5  2,310.9  1,958.6  1,855.9  2,027.8  1,930.7    488.2    395.7   363.5
Capital expenditures....     341.6    281.5    229.9    250.4    284.3    283.7    216.9    111.4     70.7    45.1
Total assets............   8,768.1  8,987.1  4,652.3  4,050.2  3,858.3  4,115.5  4,085.0  1,791.7  1,388.0 1,240.5
Long-term debt
 (including payable to
 RP)....................   2,525.0  2,684.4    439.9    432.2    779.7    960.5  1,634.3    882.5    564.6   509.7
Shareholders' equity....   2,649.8  2,357.2  2,110.4  1,821.2  1,568.3  1,298.6    693.5    439.9    414.2   368.8
Common shares
 outstanding at year-
 end....................     136.6    134.5    134.1    137.0    138.3    137.9    137.4     63.1     63.6    62.9
Book value per common
 share..................     14.46    12.50    12.75    10.37     9.17     7.24     5.05     6.97     6.51    5.86
OTHER DATA:
Employees...............    26,000   28,000   25,000   22,300   22,900   22,500   23,500    8,500    8,400   7,400
Sales per employee (in
 thousands).............  $    208 $    186 $    180 $    180 $    180 $    170 $    150 $    140 $    132 $   124

--------
Results include the accounts of Fisons plc ("Fisons") from November 1, 1995 and of the Human Pharmaceutical Business ("HPB") of Rhone-Poulenc S.A. ("RP") from May 5, 1990.

Results for the first quarter of 1995 and for the full year 1994 have been restated to include the accounts of Cooperation Pharmaceutique Francaise ("Cooper") and a pharmaceutical business in Brazil from April 1, 1994 and January 1, 1994, respectively. Both businesses were acquired from RP in 1995.

Pretax charges for the reassessment of intangibles and fixed asset values associated with Applied Immune Sciences, Inc. ("AIS") totaled $102.6 million in 1996.

Pretax restructuring and other charges totaled $60.0 million in 1995, $121.2 million in 1994, $93.8 million in 1993, $73.6 million in 1991, $289.3 million in 1990 and $10.0 million in 1989. Results for 1995 also included $22.9 million of Fisons-related integration and other costs. Results for 1993 included $105.0 million proceeds from litigation settlement.

Acquired research and development expense charged to operations associated with the acquisitions of Fisons and AIS totaled $43.6 million in 1995. Acquired research and development expense included in equity losses of affiliates associated with AIS totaled $13.0 million, $11.0 million and $27.0 million in 1995, 1994 and 1993, respectively.

Pretax gains on sales of nonstrategic assets totaled $110.7 million in 1996, $49.5 million in 1995, $46.2 million in 1994, $30.2 million in 1993, $23.1 million in 1992, $95.7 million in 1991, $78.8 million in 1990 and $30.9 million in 1989. Results for 1989 also included a $19.9 million pretax gain on contract termination fee.

Income from equity affiliates included in other (income) expense, net in 1996 totaled $83.0 million and included Centeon recall-related charges of $44.0 million.

Pretax charges included in other (income) expense, net related to the reassessment of the carrying values of certain investments totaled $25.4 million in 1995 and $30.6 million in 1994.

Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes," and recorded a cumulative effect adjustment increasing 1992 income by $15.0 million. Prior years reflected the application of SFAS 96, "Accounting For Income Taxes," effective January 1, 1987.

Sales per employee for the years 1995 and 1990 have been restated on a pro forma basis to include Fisons and HPB, respectively, as if they were part of the Company from the beginning of the year reported.

Earnings per share for 1995 and 1994 reflected pro forma adjustments giving effect to interest and preferred dividends relative to the Cooper and Brazilian business acquisitions.

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

 BUSINESS DEVELOPMENTS

  Through recent selected acquisitions, divestitures and alliances, the Company has focused its resources to solidify its position in targeted therapeutic areas and strengthen its presence in strategic geographic markets.

  SIGNIFICANT 1996 EVENTS

  In 1996, the Company initiated a program of selected divestitures and refocused its resources on those areas deemed strategic to its future business. In early 1996, the Company completed the sale of the Scientific Instruments Division of Fisons plc, acquired in 1995. In mid-1996, the Company licensed the rights to certain nonstrategic products in the cough and cold, diuretic and appetite suppressant areas to Medeva plc. In second half of the year, the Company sold its U.K. generics business, certain European self-medication products and various nonstrategic assets in France, Belgium, Italy and Spain. In 1996, the Company also refocused its Gencell resources on in-vivo therapies and substantially curtailed ex-vivo cell processing projects which had been mainly initiated by Applied Immune Sciences, Inc. ("AIS").

  In October 1996, Centeon, a joint venture in which the Company has a 50% interest, initiated a voluntary worldwide recall of all in-date lots of Albuminar(R)/Plasma-Plex(R) products as a precautionary measure in response to manufacturing concerns with respect to these products at a U.S. production facility and temporarily suspended the manufacture of plasma-derived products at the location. In January 1997, Centeon entered into a consent decree with the U.S. Government which sets conditions for the shipment by Centeon of both plasma-based products and certain pharmaceutical products manufactured for the Company by Centeon at the facility. See Other (Income), Net which follows.

  SIGNIFICANT 1995 EVENTS

  In the fourth quarter of 1995, the Company acquired the U.K.-based pharmaceutical company Fisons plc ("Fisons"). The combination of Fisons with RPR created the fourth largest company worldwide in respiratory & allergy with a comprehensive range of complementary products, expanded presence in major geographic markets and innovative inhalation delivery technologies. In November 1995, the Company also acquired the remaining 53% of the outstanding shares that it did not own of AIS.

  In September 1995, the Company's Armour Pharmaceutical Company subsidiary ("Armour") completed the formation of Centeon, a 50/50 global joint venture with Behringwerke AG, a subsidiary of Germany's Hoechst AG, in the plasma proteins business. The complementary plasma proteins offerings and geographic strengths of the partners positioned the joint venture as a global market leader. The joint control and profit-sharing provisions took effect on January 1, 1996.

  In the second quarter of 1995, the Company acquired from RP the businesses of Cooperation Pharmaceutique Francaise ("Cooper") and Rhodia Farma. Cooper has an extensive pharmacy distribution network in France and promotes the Company's self-medication products. Rhodia Farma strengthens the Company's presence in Brazil and increases access to other South American markets.

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

  In the U.S., payment of rebates to state Medicaid programs, as required by existing legislation, reduced the Company's sales by $46 million in 1996, $47 million in 1995 and $40 million in 1994. Even without major government-mandated health care reform and government intervention, the U.S. marketplace continues to experience growth and consolidation of managed-care organizations which, on behalf of payors, seek to reduce health care costs. RPR, along with most pharmaceutical manufacturers, has reorganized its sales and marketing organizations to adapt to managed-care initiatives.

  In France, the Company's largest market presence, the government has continued its efforts to reduce the nation's health care deficit through such initiatives as individual convention price and volume agreements coupled with a special levy on pharmaceutical manufacturers paid in 1996, incentives to restrict physician prescribing practices, and encouragement of more widespread generics offerings.

  In the Company's other major markets, including Germany, the U.K., Italy and Japan, national governments exert controls over pharmaceutical prices directly by controlling admission to or levels for reimbursement programs, or through limits on profitability levels. Governments have also increased pressure to reduce prescription volumes through new prescribing guidelines or, in certain countries, prescription budgets.

  In many markets, national governments continue to review additional measures to limit the growth of health care expenditures. Whether initiated by governments or by private payors, these measures tend to restrict future revenue and profit growth derived from existing products and, as a result, companies in the industry must look increasingly to achieve profitability objectives through more rapid commercialization of highly innovative therapies; integrated prescription, over-the-counter and generic product strategies; aggressive cost reduction; mergers or strategic alliances with others; and creative marketing solutions to meet the needs of payors.

 RESULTS OF OPERATIONS

  The transactions described under "Business Developments" affect comparability of the reported operating results of the Company for the years 1996, 1995 and 1994. The Company's first quarter 1995 and full year 1994 results were restated to include the accounts of Cooper and Rhodia Farma as of April 1, 1994 and January 1, 1994, respectively, reflecting the "as-if pooling" basis of accounting for the acquisitions of entities under common control. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions.

  Management believes that a more meaningful analysis of the Company's reported 1996 results can be made by comparison to 1995 unaudited pro forma information which shows results as if the acquisitions of Fisons and AIS and the formation of Centeon had occurred on January 1, 1995.

  The unaudited pro forma information includes adjustments for financing charges and goodwill amortization, and income taxes were provided at an estimated full year effective income tax rate of 36%. The operations of Fisons' Scientific Instruments Division and Laboratory Supplies Division, sold in 1996 and 1995, respectively, are not included in the pro forma results. Pro forma operating income excludes $127 million of acquisition-related charges recorded by the Company, including pretax restructuring charges of $60 million, acquired research and development expense of $44 million, and integration and other costs related to the Fisons acquisition of $23 million. Pro forma gains on sales of assets exclude a $133 million pretax gain on Fisons' sale of the greater portion of its research and development operations in mid-1995; similarly, research and development expenses approximating $24 million associated with the activities sold are excluded from pro forma operating income. Pro forma other (income), net excludes acquired research and development expense totaling $13 million related to the Company's prior investment in AIS. The pro forma information does not purport to be indicative of the Company's results of operations had the transactions actually occurred on the dates presented nor is it necessarily indicative of future operating results.

                                                               PRO FORMA 1995
                                                   1996          (UNAUDITED)
                                                  -----------  ----------------
                                                  ($ IN MILLIONS, EXCEPT
                                                    PER SHARE AMOUNTS)
   Net sales....................................  $     5,421      $     5,316
   Cost of products sold........................        1,666            1,692
   Selling, delivery and administrative
    expenses....................................        2,110            2,190
   Research and development expenses............          882              827
   Other charges................................          103              --
                                                  -----------      -----------
   Operating income.............................          660              607
   Interest expense, net........................          170              184
   Gain on sales of assets......................         (111)             (50)
   Other (income), net..........................          (89)            (144)
                                                  -----------      -----------
   Income before income taxes...................          690              617
   Provision for income taxes...................          217              223
                                                  -----------      -----------
   Net income...................................          473              394
   Dividends on preferred stock and remuneration
    on capital equity notes.....................           44               52
                                                  -----------      -----------
     Net income available to common
      shareholders..............................  $       429      $       342
                                                  ===========      ===========
   Earnings per common share....................  $      3.16      $      2.53
                                                  ===========      ===========
   Average common shares outstanding............        135.8            134.2
                                                  ===========      ===========

  The analysis of results of operations for the year 1995 versus 1994 compares reported 1995 results with restated 1994 results. Reported 1995 results included the operating results of Fisons and AIS from November and December, respectively, as well as acquisition-related costs, financing charges and goodwill amortization incurred during the respective periods.

 1996 COMPARED WITH PRO FORMA 1995

  At $429 million ($3.16 per share), net income available to common shareholders increased 25% over the prior year. Results for 1996 included $103 million ($.50 per share) of charges related to the reassessment of certain intangibles and fixed asset values associated with AIS, the impact of which was substantially offset by gains on the sales of certain European self-medication and other nonstrategic assets totaling $111 million ($.51 per share). Net income for 1996 also included charges totaling $44 million ($.20 per share) for the estimated impact of a voluntary recall by Centeon of all in-date lots of albumin products sold under the trademarks Albuminar(R) and Plasma-Plex(R). Earnings comparisons were additionally impacted by current year lost sales of Albuminar(R)/Plasma-Plex(R) in addition to reduced sales of other plasma-derived products whose production was also temporarily suspended and/or which are typically marketed with those albumin products. The Company estimates that the impact of such lost sales approximated $.24 per share in 1996. Pro forma results for 1995 included $.10 per share of asset gains, net of the effects of the reassessment of certain asset values.

 Sales

  At $5,421 million, reported sales for the full year 1996 increased 2%. In 1996, the Company licensed the rights to certain nonstrategic former Fisons products in the cough and cold, diuretic and appetite suppressant areas to Medeva plc for four-and-one-half years, after which period Medeva will have the option to purchase the product rights. The Company also sold its U.K. generics business and a former Fisons nonstrategic business in Spain. Excluding second half of 1995 sales of the above products (-2%), and the negative effects of currency fluctuations (-2%), current year sales increased 6% substantially due to volume increases, including new product presentations. Net higher prices (U.S. and Europe) contributed less than one percentage point of sales growth. No single product or offering represented more than 8% of worldwide sales in 1996 and the ten largest products approximated 37% of sales.

  In the tables and discussion which follow, percentage comparisons of sales are presented excluding the effects of product divestitures and currency fluctuations unless otherwise noted.

  Sales by geographic area were as follows:

                                                                PRO FORMA   %
                                                          1996     1995   CHANGE
                                                         ------ --------- ------
                                                             ($ IN MILLIONS)
   U.S. ................................................ $1,280  $1,192    +13%
                                                         ------  ------    ----
   France...............................................  1,795   1,830     +1%
   Other Europe.........................................  1,417   1,421     +4%
   Rest of World........................................    929     873    +11%
                                                         ------  ------    ----
   Total Non-U.S. ......................................  4,141   4,124     +4%
                                                         ------  ------    ----
   Total sales.......................................... $5,421  $5,316     +6%
                                                         ======  ======    ====

  In the United States, sales growth was led by a doubling in sales of Lovenox(R), strong performance by Azmacort(R) and contributions from the innovative new products Taxotere(R) and Rilutek(R). Sales of certain other major products, principally Dilacor XR(R), Lozol(R)/indapamide and calcitonins, declined for the year.

  In France, sales grew only slightly from prior year levels as contributions from new oncology products (Taxotere(R), Campto(R) and Granocyte(R)) and higher sales of Imovane(R)/Amoban(R) and Doliprane(R) were mitigated by lower anti-infectives sales and declines in sales of the Cooper subsidiary. Generally, sales in France were affected by a slowdown in market growth due in part to restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures.

  Sales growth in Other Europe was modest as higher sales of strategic products were partially offset by reduced sales of noncore products in certain markets. Despite growth in ethical products (Taxotere(R), Clexane(R)/Lovenox(R)), sales in Germany fell short of prior year levels principally due to lower sales of self-medication products (Maalox(R) and nonstrategic products). In December 1996, the Company sold the assets associated with certain noncore self-medication products in Germany, principally the Ilja Rogoff(R) and Biovital(R) product lines, to Hoffmann-La Roche. Governmental pressures to limit growth of health care expenditures negatively impacted sales in Germany during the fourth quarter of 1996. Sales growth in the U.K. resulted from higher export sales of Intal(R) to Japan and increased sales of Imovane(R)/Amoban(R) and oncology products (Taxotere(R)). Sales in Italy were slightly below prior year levels as the impact of lower sales of Intal(R) and certain nonstrategic products was partially offset by contributions from Granocyte(R) and increased sales of Maalox(R). Expansion in Eastern European markets added to regional sales results.

  Sales growth in the Rest of World area reflected higher sales in Asia/Pacific (Japan and Southeast Asia) and South American markets (Brazil). Sales growth in Japan (Maalox(R), Imovane(R)/Amoban(R)) was moderated by the impact of the voluntary recall of Albuminar(R) and the temporary suspension of the U.S. manufacture of plasma-derived products in the latter part of 1996.

  The Company is focusing on innovation and leadership in targeted key therapeutic areas including respiratory & allergy, thrombosis/cardiology, anti-infectives and oncology and, in 1996, it realigned its therapeutic categories accordingly. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company. Sales by therapeutic area were as follows:

                                                                PRO FORMA    %
          THERAPEUTIC AREA/PRINCIPAL OFFERINGS            1996    1995    CHANGE*
          ------------------------------------           ------ --------- -------
                                                             ($ IN MILLIONS)
TOTAL RESPIRATORY & ALLERGY............................. $1,145  $1,070     13%
  Azmacort(R)...........................................    265     208     27%
  Intal(R)/Aarane(R)....................................    297     294      3%
  Nasacort(R)/Nasacort(R) AQ............................    105      87     21%
  Tilade(R).............................................     86      75     16%
---------------------------------------------------------------------------------
TOTAL THROMBOSIS/CARDIOLOGY AND CARDIOVASCULAR..........  1,042     996      8%
  Clexane(R)/Lovenox(R).................................    401     300     36%
  Dilacor XR(R).........................................    140     146     -4%
  Lozol(R)/indapamide...................................     45      91    -51%
---------------------------------------------------------------------------------
TOTAL CENTRAL NERVOUS SYSTEM............................    649     615     16%
  Doliprane(R)..........................................    148     143      6%
  Imovane(R)/Amoban(R)..................................    142     125     19%
  Rilutek(R)............................................     28       6     N/A
---------------------------------------------------------------------------------
TOTAL ANTI-INFECTIVES...................................    614     597      5%
  Flagyl(R).............................................    126     118     10%
---------------------------------------------------------------------------------
TOTAL HORMONE REPLACEMENT THERAPY/BONE..................    352     369     -2%
  Orudis(R)/Profenid(R)/Oruvail(R)......................    195     204     -3%
  Calcitonins...........................................     73     102    -26%
---------------------------------------------------------------------------------
TOTAL ONCOLOGY..........................................    201      89    129%
  Campto(R).............................................     10     --      N/A
  Granocyte(R)..........................................     67      47     44%
  Taxotere(R)...........................................     89       2     N/A
---------------------------------------------------------------------------------
OTHER THERAPEUTIC AREAS.................................  1,418   1,580     -7%
  Maalox(R).............................................    168     170      3%
  DDAVP(R)..............................................    121      96     25%
---------------------------------------------------------------------------------

* Percentage change calculation excludes effects of product divestitures and currency fluctuations.

  Sales growth of respiratory & allergy products was led by strong performance of Azmacort(R), an inhaled corticosteroid for asthma sold in North America. In 1996, Azmacort(R) experienced good growth in prescriptions written and despite recent increased market competition, the Company expects that Azmacort(R) will maintain significant market share and continue to generate good sales performance. In 1996, the Company received clearance from the U.S. Food and Drug Administration ("FDA") to market Azmacort(R) as a prophylactic therapy in the maintenance treatment of asthma with twice-daily dosing. In 1996, the Company also received two FDA approvals related to the Nasacort(R) product line: approval to market Nasacort(R), an inhaled corticosteroid for allergic rhinitis, to children six years of age and older and approval to market Nasacort(R) AQ, a once-daily, water-based nasally inhaled corticosteroid for the treatment of allergic rhinitis. For the year, the sales contribution from Nasacort(R) AQ more than exceeded the shortfall in sales of Nasacort(R) resulting from increased competition and expansion of the aqueous segment. In 1996, the market positioning of Intal(R), a cromolyn sodium nonsteroidal anti-inflammatory for asthma, and Tilade(R), a nedocromil sodium-based nonsteroidal anti-inflammatory for asthma, toward the varying degrees of severity in asthmatic patients had positive results. Intal(R) posted sales gains in the U.S. although sales in Europe, particularly the U.K. and Italy, declined. Sales of Tilade(R) increased in Germany, Italy and the United States.

  Sales of the thrombosis product Clexane(R)/Lovenox(R), a low molecular weight heparin, exceeded $400 million, with a doubling in U.S. sales and good performance in Other European markets. In France, sales of

Lovenox(R) increased modestly but have generally been affected by increased competition. Lovenox(R), available in the U.S. since 1993 for the prevention of deep vein thrombosis following hip replacement surgery, was approved by the FDA in 1995 for use following knee replacement surgery and received an approvable letter in 1996 for use in abdominal surgery. Sales of Dilacor XR(R), a once-daily calcium channel blocker, fell below prior year levels due, in part, to trade buying patterns in anticipation of the entrance of generics into the market in 1997. Dilacor XR(R), available in the U.S. since 1992 for the treatment of hypertension, received FDA approval in 1995 for the management of chronic stable angina. Sales of the Company's branded (Lozol(R)) and generic indapamide diuretics for treatment of hypertension were negatively impacted by generic competition.

  Higher sales of central nervous system products reflected good growth of Imovane(R)/Amoban(R), a non-benzodiazepine sleeping agent, throughout Europe and contributions from sales of Rilutek(R), a glutamate-release inhibitor for treatment of amyotrophic lateral sclerosis approved in the U.S. in late 1995 and in the European Union in mid-1996. Rilutek(R) was launched in several European markets in the second half of the year, including Germany and the United Kingdom, and received approval in France in early 1997.

  Sales of Doliprane(R), the Company's principal analgesic product sold in France, reported higher sales in 1996 despite increased competitive pressures in the second half of the year.

  Anti-infectives, particularly the antiparasitic Flagyl(R), recorded sales growth in South Asian, South American and Eastern European markets. In France, sales of anti-infectives were affected by restricted physician prescribing practices and significantly lower sales of the fluoroquinolone antibiotic Zagam(R) due to labeling restrictions in 1995. Zagam(R) remains a second line therapy for treatment of community-acquired pneumonia ("CAP") in France and is approved for treatment of CAP in various Other European markets including the U.K. and Germany. In the fourth quarter of 1996, the Company received FDA approval to market Zagam(R) in the U.S. for treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis.

  Sales declines in hormone replacement therapy ("HRT")/bone products reflected substantially reduced sales of calcitonin products for bone disorders in the U.S. and Japan due to competition. Sales of Orudis(R)/Profenid(R)/Oruvail(R), a ketoprofen-based anti-inflammatory agent, were below prior year levels in Japan and the U.K. In mid-1996, the Company entered into a global co-promotion agreement (excluding Japan) with Novo Nordisk A/S with respect to strategic HRT products of both companies, including the Menorest(R) transdermal patch for use in osteoporosis and postmenopausal symptoms. Menorest(R) was launched by the Company in major European markets in early 1996.

  Expansion of the Company's portfolio of oncological products in 1996 was driven by the innovative new products Taxotere(R), Granocyte(R) and Campto(R). Taxotere(R), a tubulin-inhibitor for solid tumors, has been approved in more than 45 countries for the treatment of advanced or metastatic breast cancer and in over 20 countries for the treatment of non-small-cell lung cancer ("NSCLC"). Taxotere(R) was launched in the first half of 1996 in major European markets and the U.S. and has been well received in those markets. Taxotere(R) is approved in the U.S. for the treatment of patients with locally advanced or metastatic breast cancer whose disease has progressed during anthracycline-based therapy or who have relapsed during anthracycline-based adjuvant therapy. Taxotere(R) received approval in Japan for both breast cancer and NSCLC and will be the first taxoid sold in that market when it is launched in the first half of 1997. Granocyte(R), a recombinant G-CSF for treatment of chemotherapy-induced neutropenia, was introduced in European markets in 1995 and recorded good sales performance in 1996, particularly in France and Italy. Campto(R), a topoisomerase-1 inhibitor for treatment of colorectal cancer, was launched in France in the second quarter of 1996 and approved in eight additional European markets during the year. The Company has marketing rights from Yakult Honsha with respect to Campto(R) in over 120 countries excluding the U.S. and Canada. In October 1996, Gliadel(R) Wafer, polifeprosan 20 with carmustine implant, received approval from the FDA for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgical resection is indicated. The Company acquired worldwide rights (excluding Scandinavian countries) to market Gliadel(R) from Guilford Pharmaceuticals Inc. with whom it has a strategic agreement to develop oncology products using Guilford's proprietary biodegradable polymer implant technology. Gliadel(R) was launched in the U.S. in the first quarter of 1997.

  In addition to the impact of the reclassification of certain products to other categories in the current year, declines in other therapeutic area sales reflected lower sales of products sold by the Cooper subsidiary, of nonstrategic products which no longer receive promotional support, and of bulk chemicals. Sales of plasma derivatives, particularly the human albumin Albuminar(R), sold through operations not contributed to Centeon, were significantly reduced in the fourth quarter of 1996 due to the temporary suspension of the U.S. manufacture of plasma-derived products. The antacid Maalox(R) registered strong performance in Japan and good growth in France and Italy although reduced sales in Germany due to competitive pressures limited overall sales growth. DDAVP(R) for nocturnal enuresis recorded good sales growth in the U.S. and dermatological products also outperformed the prior year.

 Operating Income

                                        1996         PRO FORMA 1995
                                  ----------------- -----------------
                                    $    % OF SALES   $    % OF SALES % CHANGE
                                  ------ ---------- ------ ---------- --------
                                                ($ IN MILLIONS)
Gross margin..................... $3,755    69.3%   $3,624    68.2%      +4%
Selling, delivery and
 administrative expenses.........  2,110    38.9%    2,190    41.2%      -4%
Research and development
 expenses........................    882    16.3%      827    15.5%      +7%
Operating income.................    660    12.2%      607    11.4%      +9%

  Gross margin improvement reflected the favorable impact of new products, productivity initiatives and changes in business structure, including recognition of royalty income from the Medeva transaction. The Company expects favorable gross margin progression to continue as contributions from higher-margin new products become more significant.

  Selling, delivery and administrative expenses decreased as a percentage of sales as a result of the realization of synergies from the integration of the Fisons business and benefits from the Company's cost containment efforts. In 1996, the Company reduced promotional support for certain nonstrategic products while increasing the sales force and promotional investment related to new strategic products. The Company expects the realization of additional Fisons-related synergies in 1997 coupled with ongoing cost containment and resource reallocation strategies to result in further selling, delivery and administrative expense reduction as a percentage of sales over the next several years.

  Higher research and development expenses as a percentage of sales reflected increased investment in later stage development projects including Synercid(R), an intravenous antibiotic for treatment of severe Gram-positive infections, new indications for Clexane(R)/Lovenox(R) and Taxotere(R). Other significant research and development projects include Estalis(R)/Aliatis(R), a transdermal 17-beta-estradiol/progestin combination for osteoporosis and postmenopausal symptoms, an oral streptogramin antibiotic, and new formulations that are free of chlorofluorohydrocarbons for Nasacort(R), Azmacort(R), Tilade(R), Intal(R) and Aarane(R). Commitment to research and development will remain strong as investment dollars stabilize as a percentage of sales over the 1997-1998 period.

  Operating income for 1996 included charges of $103 million related to the reassessment of certain intangible and fixed asset carrying values associated with ex-vivo cell processing projects initiated by AIS before it was acquired by RPR. The charges resulted from the Company's strategic decision to refocus its RPR Gencell resources from ex-vivo to in-vivo gene therapy applications. Even after the impact of these charges, operating income margin grew as gross margin improvements and reduced selling, delivery and administrative expenses exceeded the Company's increased investment in research and development.

 Interest

  Lower net interest expense in 1996 compared to pro forma 1995 reflected the effect of reduced average debt balances and lower weighted average interest rates in the U.S. and Europe, excluding the U.K. This favorable impact was partially offset by imputed interest associated with certain prepaid licensing fees related to the Medeva transaction. The recording of imputed interest will continue to affect the Company's interest expense, although at a declining rate, during the four-and-one-half year license term. The Company's weighted average interest rate, after the effect of interest rate swaps, approximated 5.8% in 1996.

  A reduction in dividends on preferred stock and remuneration on capital equity notes compared with pro forma 1995 was due to the absence in 1996 of Market Auction Preferred Shares which were redeemed in the third quarter of 1995. In December 1995, the Company issued $500 million of undated capital equity notes to RP. Semiannual remuneration on the unpaid principal balance of the notes is based on the six-month London Interbank Offered Rate plus a margin.

 Gain on Sales of Assets

  In 1996, the Company recorded pretax gains of $82 million on the sale of certain nonstrategic European self-medication product rights and inventories to Hoffmann-La Roche. Pretax gains on the sales of other nonstrategic assets in France and Belgium totaled $29 million.

  Gain on sales of assets, including the Company's Canadian over-the-counter business and certain European product rights, totaled $50 million in 1995.

 Other (Income), Net

  Income from equity affiliates, including the Company's interest in the Centeon joint venture, totaled $83 million in 1996 as compared with $178 million on a pro forma basis in 1995. Income from equity affiliates was adversely impacted by Centeon's October 1996 voluntary worldwide recall of Albuminar(R)/Plasma-Plex(R) as a precautionary measure in response to manufacturing concerns with respect to these products at a U.S. production facility. The manufacture of Albuminar(R)/Plasma-Plex(R) and other plasma-derived products (Monoclate-P(R) factor VIII for use in hemophilia A, Gammar(R)-P IV immunoglobulin, and Mononine(R) for hemophilia B) at the location was temporarily suspended by Centeon while the FDA and Centeon conducted a comprehensive review of the manufacturing processes at the facility. In December 1996, Centeon voluntarily suspended the production of certain pharmaceutical products (such as Dilacor XR(R) and calcitonin products) manufactured for the Company at the U.S. facility. Due to available inventory and alternate sources of supply, there has been no significant interruption in supply of the Company's pharmaceutical products.

  In January 1997, Centeon entered into a consent decree with the U.S. Government which specifies conditions for the shipment by Centeon of both plasma-based products and certain pharmaceutical products. The consent decree, which has a term of at least five years, provides, among other things, that Centeon will not distribute product manufactured at the facility until (1) a third party expert retained by Centeon has inspected the facility and reported to the FDA the status of both the observations made by the FDA and Centeon's compliance with current Good Manufacturing Practices ("GMPs"), (2) Centeon has certified to its compliance with GMPs and (3) the FDA has made such inspections at the facility as it deems necessary and has notified Centeon that it appears to be in compliance with GMPs and may distribute the manufactured products.

  Centeon resumed production of both plasma-based and pharmaceutical products at the facility in late January 1997. In March, Centeon voluntarily halted production of both plasma-based and pharmaceutical products in order to address certain production issues. In mid-March, Centeon and the FDA received a first report from the third party expert as contemplated by the consent decree. This report indicated that Centeon had made significant corrective actions consistent with the observations made during the FDA investigation and identified certain additional actions needed to be taken. Centeon is addressing these additional actions. Centeon believes that these actions together with the other conditions of distribution under the consent decree will be satisfied, so that, based on a phased-in resumption of manufacturing, distribution of plasma-based products, after completion of testing and lot release by the FDA, will begin during the second quarter of 1997. Centeon also expects that it will be in a position to resume distribution during the second quarter of the pharmaceutical products manufactured for the Company at the facility.

  The Company's interest in Centeon's results included charges of $44 million for the estimated impact of the recall, including anticipated returns of recalled products from customers, write-off of certain inventories, and related expenses. Results for 1996 were also affected by lost sales of Albuminar(R)/Plasma-Plex(R) in addition to reduced sales of the other plasma-derived products whose production was also temporarily suspended and/or which are typically marketed with the albumin products. As a result of the recall and interruption in supply, the worldwide market share of Albuminar(R)/Plasma-Plex(R) was significantly reduced, with the greatest impact in the United States. The U.S. market shares of both factor VIII product and Gammar(R)-P IV also declined. Although the impact can not be estimated at this time, the Company's interest in Centeon's results will be adversely affected in 1997 by the impact of lost sales pending resumption of shipments and by reduced sales levels until market share is recaptured, as well as by costs to comply with the terms of the consent decree and to regain market share.

  Centeon sales for 1996, including sales to certain RPR affiliates, exceeded $900 million. Sales in the second half of 1996 were lower than sales recorded during the first six months of the year principally due to the impact of the recall and related lost business as well as competitive conditions in certain markets. Gross margin approximated 42.5% of sales and income before income taxes approximated 14% of sales.

  Other (income), net in 1996 also included increased provisions for anti-hemophilic factor litigation and gains on sales of nonstrategic cost investments; the net impact of these items was not material. Pro forma 1995 other (income), net included charges of $25 million from the reassessment of certain asset carrying values.

 Income Taxes

  The Company's reported full year effective income tax rate was 31% in 1996 compared with 36% in 1995 on a pro forma basis reflecting favorable geographic mix in 1996, the impact of certain nonrecurring items in 1995 and current year tax planning strategies.

1995 AS REPORTED COMPARED WITH 1994 RESTATED

  At $338 million, net income available to common shareholders was comparable with the prior year ($2.50 per share in both years). Results for 1995 included $127 million ($.75 per share) of charges associated with acquisitions, including pretax restructuring charges of $60 million, acquired research and development of $44 million and integration and other costs totaling $23 million. Results for 1994 included pretax restructuring charges of $121 million ($.58 per share).

 Sales

  At $5,142 million, reported sales for 1995 increased 15%. The favorable effects of currency fluctuations (+5%) offset the impact of product divestitures (-4%), principally the Company's U.S. and Canadian over-the-counter businesses. Operational sales growth (+14%) reflected volume increases (+12%), including new product introductions (+1%) and two months of Fisons' sales (+3%), and net higher prices in Europe and in the U.S. prescription pharmaceuticals and plasma proteins businesses (+2%).

  Sales in the United States increased 17% from 1994. Sales of prescription pharmaceuticals (Azmacort(R), Lovenox(R), Dilacor XR(R) and DDAVP(R)) grew at double-digit rates from 1994 which was affected by trade inventory reductions in the first half. Sales of plasma proteins (Albuminar(R) and recombinant factor VIII offerings) also performed well, although growth rates were somewhat reduced from those recorded in the prior year. Fisons products also contributed to U.S. sales growth in the fourth quarter. Sales in France (+9%) reflected improved performance of Doliprane(R) and higher sales of Clexane(R), Maalox(R) and Granocyte(R). Sales also benefited from inclusion of a full year of Cooper sales compared with nine months in 1994. Sales in Other European markets grew 11% from 1994. Sales of prescription pharmaceuticals increased in Germany and in Italy where Granocyte(R) was launched in the second quarter. Sales of ethical products in the U.K. continued to be impacted by generic competition. Expansion in Central and Eastern European markets added to regional sales growth. Two months of Fisons product sales contributed approximately five percentage points to sales growth in Other European countries, primarily in the U.K., Germany and Italy. Sales growth in the Rest of World area (+24%) reflected continued expansion in Japan and South American markets, particularly Brazil and Argentina.

  Sales of Clexane(R)/Lovenox(R) reached $300 million in 1995, fueled by strong performance in the U.S., France and Germany. Dilacor XR(R) recorded good growth despite the loss of FDA exclusivity in midyear. Although brand sales of Lozol(R) were up slightly from 1994, total indapamide product sales declined due to reduced sales of the Company's generic form.

  Increased sales of anti-infectives reflected expansion in South American markets, particularly of Flagyl(R). Overall performance of anti-infectives in France improved from 1994 although sales were negatively impacted by competitive conditions in the marketplace and by the loss of Zagam(R) sales in the second half of the year due to labeling restrictions following photosensitivity concerns.

  Growth in sales of the Company's oncology products reflected contributions from sales of Granocyte(R) in European Union countries.

  Sales of Doliprane(R) performed favorably compared with the prior year which was affected by weak demand. Imovane(R)/Amoban(R) registered sales increases in Europe (France, Germany, and the U.K.) and in Japan.

  The major plasma proteins (factor VIII offerings and Albuminar(R)) marketed by Armour performed consistently well throughout the year. Albuminar(R) registered double-digit growth in the U.S. with sales also above prior year levels in Japan. Sales of Monoclate(R) increased modestly as higher sales in Europe were partially offset by slight declines in the U.S. due to increased sales of the recombinant brands, Bioclate(R) and Helixate(R). Sales of Armour's U.S. immune globulin offerings (Gammar(R) IV) experienced shortfalls as a result of a voluntary withdrawal in the first half of the year in response to the FDA's industry-wide request that such products undergo a new testing technique. In the second half of the year, Armour received FDA approval for Gammar(R)-P IV pasteurized immunoglobulin which replaces Gammar(R) IV.

  Sales of Azmacort(R) surpassed $200 million and registered growth over the prior year which was negatively affected by trade inventory reductions. The impact of a competitive entry kept North American sales of Nasacort(R) below prior year levels. Two months of Fisons respiratory products sales included in the Company's reported sales approximated $89 million, a significant portion of which represented sales of Intal(R) and Tilade(R).

  Increased sales of Orudis(R)/Profenid(R)/Oruvail(R) resulted principally from growth in South American countries. Elsewhere, Orudis(R) experienced declines in the U.K. and in France. Sales of calcitonin products were slightly below 1994 levels as higher sales in Japan and Brazil were offset by overall declines in the U.S. due to generic competition and in European markets, particularly Italy.

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

  Sales of the Cooper and Rhodia Farma subsidiaries and dermatological products contributed to other therapeutic area sales.

 Operating Income

                                                        RESTATED
                                        1995              1994
                                  ----------------- -----------------
                                    $    % OF SALES   $    % OF SALES % CHANGE
                                  ------ ---------- ------ ---------- --------
                                                ($ IN MILLIONS)
Gross margin..................... $3,396    66.0%   $2,931    65.3%      16%
Selling, delivery and
 administrative expenses.........  1,864    36.2%    1,606    35.8%      16%
Research and development
 expenses........................    766    14.9%      606    13.5%      26%
Operating income.................    639    12.4%      598    13.3%       7%

  Increased gross profit as a percentage of sales in 1995 reflected the favorable impact of price and benefits of plant rationalization and productivity improvement programs, partially offset by the impact of the lower-margin Cooper business and unfavorable product mix.

  Commercial expenses increased as a percentage of sales as a result of higher selling and promotional costs in the U.S. pharmaceuticals business associated with new products, sales force expansions in support of South American markets, and increased selling expenses due to volume improvements in Japan, Germany and Italy. Commercial expense ratios in 1995 benefited from the absence of the higher advertising and promotional costs associated with the Company's North American over-the-counter business in 1994. Administrative expenses declined slightly as a percentage of sales in 1995 as a result of the Company's ongoing cost containment programs. Amortization of goodwill and intangibles related to the Fisons acquisition contributed to higher 1995 selling, delivery and administrative expense ratios.

  The Company's investment in research and development approached 15% of sales in 1995, reflecting the higher costs associated with bringing late-stage projects (Taxotere(R), Campto(R), Rilutek(R), Menorest(R) and Lovenox(R) new indications) to market.

  In 1995, the Company recorded $44 million of acquired research and development expense in connection with the Fisons and AIS acquisitions, representing research and development activities of the acquired companies for which technological feasibility had not yet been established and for which no alternative future use existed. The Company also recorded a $60 million pretax charge related to the restructuring of RPR operations as a direct result of the Fisons acquisition. The Company recorded a $121 million charge related to a global restructuring plan in 1994.

  Excluding restructuring in both years and other acquisition-related items in 1995, operating income margin declined approximately one percentage point from 1994 as a result of significant investment in research and development activities and increased marketing efforts associated with the introduction of new products.

 Interest

  Net interest expense increased 80% to $85 million in 1995, primarily as a result of increased borrowings principally in support of the acquisition of Fisons. At December 31, 1995, approximately 85% of the Company's debt was at variable rates of interest after the effect of interest rate swap contracts as compared to year-end 1994 when substantially all the Company's debt was variable-rate.

  Despite higher short-term interest rates in the U.S. in early 1995, year-on-year preferred dividends declined slightly due to the third quarter redemption of the Company's outstanding Market Auction Preferred Shares.

 Gain on Sales of Assets and Other (Income) Expense, Net

  Gains on the sales of the Company's Canadian over-the-counter business and certain European product rights totaled $50 million in 1995. Similar gains, including the sale of the Company's U.S. over-the-counter business, totaled $46 million in 1994.

  Other (income) expense, net included $13 million of first quarter acquired research and development expense related to an additional investment in AIS and charges of $25 million related to the reassessment of the carrying value of certain assets, including those associated with the Company's prior investment in The Immune Response Corporation. In 1994, the Company recorded $11 million of AIS-related acquired research and development expense and charges of $31 million for asset carrying value reassessments.

 Income Taxes

  The Company's reported effective income tax rate was 34% in 1995 compared with 28% in 1994 as a result of certain one-time items in 1995, including non-deductible acquired research and development expense and the estimated impact of a special levy in France. The impact of the French levy on the full year effective income tax rate was moderated to approximately one percentage point by other favorable changes resulting from corporate tax planning strategies.

FINANCIAL CONDITION

 RESTRUCTURING PROGRAMS

  In December 1995, the Company recorded a $60 million pretax charge related to the restructuring of RPR operations as a direct result of the Fisons acquisition. In addition, as part of the Fisons purchase price allocation, the Company recorded a $100 million liability for the restructuring of Fisons operations. The combined $160 million liability represented expected cash outlays, principally severance-related, associated with eliminating positions primarily in the marketing, administrative and manufacturing functions. As of December 31, 1996, workforce reductions approximated 1,900 positions, many of which were based in the U.S. and the U.K., although other locations were also affected. Cash outlays associated with the restructuring programs totaled $116 million in 1996.

  In 1994, the Company recorded a $121 million charge related to a global restructuring plan. Total cash outlays associated with the plan through December 31, 1996 totaled $89 million, with outlays of $7 million in 1996, $48 million in 1995 and $34 million in 1994.

 CASH FLOWS

  Net cash provided by operating activities totaled $503 million in 1996 and was essentially level with the prior year. While cash flows in 1996 benefited from the prepayment of certain licensing fees associated with the Medeva transaction, increased working capital needs and greater cash outlays for restructuring programs, income taxes and interest negatively impacted operational cash flows. The reduction in 1995 operating cash flows compared with 1994 reflected increased working capital needs and higher payments for income taxes.

  Investing activities provided cash inflows of $140 million in 1996 and included proceeds of $610 million from the divestiture of Fisons' Scientific Instruments Division, the sale of certain European self-medication products and various other nonstrategic assets in Europe, and Medeva-related proceeds. Cash outflows in 1996 of $96 million for investments and product rights included payments to Guilford Pharmaceuticals Inc. related to Gliadel(R) and investments in certain long-term deposits. Investing cash outflows totaled $3,093 million and $124 million in 1995 and 1994, respectively. In 1995, net cash outflows included significant outlays totaling $3,238 million before the effect of cash acquired related to the acquisitions of Fisons, AIS, Rhodia Farma and Biogalenique; investments in technologies totaled $80 million and included the purchase of two million common shares of AIS. Proceeds from the sales of assets totaled $120 million and $163 million in 1995 and 1994, respectively, and included the transfers of the Company's Canadian (1995) and U.S. (1994) over-the-counter businesses to Ciba and the sale of a portion of Fisons' Laboratory Supplies Division in 1995. Capital expenditures, including investments in support of new products, totaled $342 million in 1996 compared with $281 million in 1995 and $230 million in 1994. Capital spending in 1997 is expected to be at a level comparable to 1996.

  Financing activities used cash of $640 million in 1996 with debt repayments totaling $502 million. Financing activities provided cash of $2,588 million in 1995, principally representing increased borrowings to finance the acquisitions of Fisons and other businesses and the redemption of preferred shares. The Company also issued $500 million of capital equity notes to RP in 1995. Financing cash outflows of $481 million in 1994 reflected debt repayments of $203 million and open market purchases of the Company's common shares for the Employee Benefits Trust totaling $110 million. Cash dividends paid to common shareholders totaled $171 million ($1.26 per share) in 1996, $161 million ($1.20 per share) in 1995 and $152 million ($1.12 per share) in 1994. In February 1997, the Company paid shareholders a first quarter cash dividend of $.32 per share.

 FOREIGN CURRENCY FLUCTUATION RISKS

  As the Company conducts a significant portion of its operations in foreign currencies, foreign currency fluctuations affect the U.S. dollar value of reported earnings and cash flows associated with foreign currency-denominated transactions. The Company enters into derivatives transactions, principally using foreign currency exchange contracts, to help manage the effects of foreign exchange volatility.

  The Company may hedge a portion of its non-U.S.-based forecasted quarterly pretax earnings based on a cost-benefit assessment which considers naturally offsetting exposures and the cost of hedging instruments. Such foreign currency exchange contracts are marked to market in other (income) expense, net. For the periods reported, the net gains/losses on these contracts were not significant due principally to the general stability vis-a-vis the U.S. dollar of the currencies hedged. Cash flows associated with the contracts are reported as part of cash flows from operating activities.

  The Company's policy is to hedge substantially all of its foreign currency transactional exposures. The gains or losses on these contracts offset the gains or losses on the transactions being hedged and are recognized in the basis of the hedged transaction. Cash flows from these contracts are classified in the same category as the hedged transactions.

 LIQUIDITY

  The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments and time deposits) to net debt plus equity ratio declined to .47 to 1 from .56 to 1 at December 31, 1995, reflecting the impact of divestiture-related proceeds, which exceeded $850 million for the year. The Company expects to achieve further reductions in net debt in 1997 and thereafter funded by cash flows from operations, possibly supplemented by additional divestiture proceeds. The ratio of current assets to current liabilities increased to 1.35 to 1 from 1.16 to 1 a year ago primarily as a result of reduced short-term debt balances.

  At December 31, 1996, the Company had total committed lines of credit of $2,325 million. Of this amount, $1,825 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. The additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. At December 31, 1996, borrowings outstanding under the Company's medium-term arrangements totaled $595 million. These borrowings plus an additional $1,385 million of short-term borrowings were classified as long-term debt at December 31, 1996 as the Company had the ability and intent to refinance these amounts on a long-term basis under the above medium-term facilities. The weighted average interest rate of total debt outstanding at December 31, 1996 approximated 6.0% (1995: 6.4%).

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

  Management believes that cash flows from operations, supplemented by proceeds from selected divestitures and financing expected to be available from external sources, will provide sufficient liquidity to meet its needs for the foreseeable future. Long-term liquidity is dependent upon the Company's competitive position, including its ability to discover, develop and market innovative therapies, build leadership positions in targeted therapeutic areas, expand its presence in key geographic markets, and maximize the benefits of business acquisitions and alliances. The Company believes that the recent approvals of important new products in key markets, strategic acquisitions and alliances, as well as other innovative products and business strategies, will contribute to the Company's long-term liquidity.

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

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 541 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involve Armour's currently distributed AHF concentrates. In August 1996, the Company, with three other U.S. plasma fractionators defending the U.S. AHF litigation, signed a Settlement Agreement with the plaintiffs with respect to this litigation which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys fees. One significant condition of the settlement is that potential subrogation claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for federal program entitlements be maintained. The Company and the other fractionator-defendants are working with the plaintiffs' counsel to resolve these issues; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists and consumers; and (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(R).

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

  The Company has been advised of its potential liability related to alleged past waste disposal practices, including potential involvement at five sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). For the majority of these sites, the Company's estimated liability is not significant. With respect to two of the sites, the Company is currently not able to estimate its share of potential liability as the assessment of site conditions, the identification of remediation methods and costs, and the quantification of relative contributions among potentially responsible parties have not yet advanced to the stage where a reasonable estimate of loss can be made.

 RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal periods ending after December 15, 1997. The Statement simplifies earnings per share calculations and requires presentation of both basic and fully diluted earnings per share on the face of the statement of income. The Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company's earnings per share calculations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                                                    RESTATED
                                              1996        1995        1994
                                           ----------  ----------  -------------
Net sales................................. $  5,420.6  $  5,142.1  $  4,486.6
Cost of products sold.....................    1,666.0     1,746.4     1,555.8
Selling, delivery and administrative
 expenses.................................    2,109.7     1,863.7     1,605.8
Research and development expenses.........      882.1       766.2       606.1
Restructuring and other charges...........      102.6       126.5       121.2
                                           ----------  ----------  ----------
  Operating income........................      660.2       639.3       597.7
Interest expense..........................      212.7       105.2        55.3
Interest income...........................      (43.1)      (20.3)       (8.2)
Gain on sales of assets...................     (110.7)      (49.5)      (46.2)
Other (income) expense, net...............      (89.1)       65.9        83.9
                                           ----------  ----------  ----------
  Income before income taxes..............      690.4       538.0       512.9
Provision for income taxes................      216.9       181.5       145.8
                                           ----------  ----------  ----------
  Net income..............................      473.5       356.5       367.1
Dividends on preferred stock and
 remuneration on capital equity notes.....       44.8        18.7        19.2
                                           ----------  ----------  ----------
  Net income available to common
   shareholders........................... $    428.7  $    337.8  $    347.9
                                           ==========  ==========  ==========
Primary earnings per common share:
  Net income available to common
   shareholders........................... $     3.16
                                           ==========
  Net income available to common
   shareholders, pro forma................             $     2.50  $     2.50
                                                       ==========  ==========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
ASSETS
Current:
Cash and cash equivalents..................................  $  100.6  $  115.4
Cash pooling arrangements with Rhone-Poulenc S.A...........       3.2      16.0
Short-term investments.....................................      38.7       --
Trade accounts receivable less reserves of $111.3 (1995:
 $87.3)....................................................     984.1     956.8
Inventories................................................     800.7     765.6
Assets held for sale.......................................       1.0     228.8
Other current assets.......................................     845.2     707.0
                                                             --------  --------
    Total current assets...................................   2,773.5   2,789.6
Time deposits, at cost.....................................     128.4      83.0
Property, plant and equipment, net.........................   1,525.9   1,621.0
Goodwill, net..............................................   2,739.0   2,953.5
Intangibles, net...........................................     766.7     866.8
Other assets...............................................     834.6     673.2
                                                             --------  --------
    Total assets...........................................  $8,768.1  $8,987.1
                                                             ========  ========
LIABILITIES
Current:
Short-term debt............................................  $  119.9  $  384.2
Notes payable to Rhone-Poulenc S.A. & affiliates...........       6.8     127.6
Accounts payable...........................................     594.7     601.8
Income taxes payable.......................................     110.5      91.0
Accrued employee compensation..............................     153.2     137.8
Other current liabilities..................................   1,067.8   1,062.7
                                                             --------  --------
    Total current liabilities..............................   2,052.9   2,405.1
Long-term debt.............................................   2,272.0   2,159.0
Notes payable to Rhone-Poulenc S.A. & affiliates...........     253.0     525.4
Deferred income taxes......................................     218.0     365.5
Other liabilities, including minority interests............   1,322.4   1,174.9
                                                             --------  --------
    Total liabilities......................................   6,118.3   6,629.9
                                                             --------  --------
Contingencies..............................................
SHAREHOLDERS' EQUITY
Money market preferred stock, without par value
 (liquidation preference $100,000 per share); issued and
 outstanding: 1,750 shares.................................     175.0     175.0
Capital equity notes.......................................     500.0     500.0
Common stock, without par value; stated value $1 per share;
 authorized 600,000,000 shares; issued and outstanding:
 136,615,917 shares (1995: 134,528,487 shares).............     141.6     139.5
Capital in excess of stated value..........................     234.8     153.2
Retained earnings..........................................   1,837.9   1,580.3
Employee Benefits Trust....................................    (185.7)   (185.7)
Cumulative translation adjustments.........................     (53.8)     (5.1)
                                                             --------  --------
    Total shareholders' equity.............................   2,649.8   2,357.2
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $8,768.1  $8,987.1
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                                                      RESTATED
                                              1996         1995         1994
                                           -----------  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................  $     473.5  $     356.5  $   367.1
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization..........        339.0        225.2      193.2
  Provision for deferred income taxes....        (61.1)       (15.8)     (67.5)
  Deferred royalty income................        200.6        (24.0)      24.0
  Gain on sales of assets................       (110.7)       (49.5)     (46.2)
  Reassessment of asset carrying values..        102.6         25.4       30.6
  (Increase) decrease in trade accounts
   receivable, net.......................        (71.3)       (35.2)      47.3
  Increase in inventories................       (116.8)      (104.1)     (37.6)
  Increase in accounts payable...........         26.7         83.5       19.6
  Increase (decrease) in income taxes
   payable...............................        (24.9)       (81.4)      13.3
  Restructuring charges (payments), net..       (125.9)         3.5       68.3
  Noncash (income) losses of equity
   affiliates, net.......................        (11.7)        35.4       21.1
  Other items, net.......................       (117.3)        82.4       52.2
                                           -----------  -----------  ---------
    Net cash provided by operating
     activities..........................        502.7        501.9      685.4
                                           -----------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Assets sold..............................        462.7         86.2      143.8
Capital expenditures.....................       (341.6)      (281.5)    (229.9)
Sales/prepayments of investments and
 product rights..........................        147.1         34.2       18.8
Purchases of investments and product
 rights..................................        (96.0)      (154.0)     (26.8)
Businesses acquired, net of cash acquired
 of $474.7 in 1995.......................        (30.0)    (2,763.3)       --
Net investment hedging, net..............         (1.8)       (14.8)     (29.8)
                                           -----------  -----------  ---------
    Net cash provided by (used in)
     investing activities................        140.4     (3,093.2)    (123.9)
                                           -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net...............       (364.1)       420.3     (223.1)
Proceeds from issuance of long-term
 debt....................................      2,256.0      2,231.3       67.9
Repayment of long-term debt..............     (2,393.9)      (173.0)     (47.4)
Shares repurchased for Employee Benefits
 Trust...................................          --           --      (109.9)
Dividends and remuneration paid..........       (215.9)      (179.9)    (170.7)
Issuance of capital equity notes.........          --         500.0        --
Redemption of Market Auction Preferred
 Shares..................................          --        (225.0)       --
Issuances of common stock................         78.1         14.0        2.6
                                           -----------  -----------  ---------
    Net cash provided by (used in)
     financing activities................       (639.8)     2,587.7     (480.6)
                                           -----------  -----------  ---------
Effect of exchange rate changes on cash..        (18.1)          .2        2.5
                                           -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents.............................        (14.8)        (3.4)      83.4
Cash and cash equivalents at beginning of
 year....................................        115.4        118.8       35.4
                                           -----------  -----------  ---------
Cash and cash equivalents at end of
 year....................................  $     100.6  $     115.4  $   118.8
                                           ===========  ===========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
 INFORMATION:
CASH PAID DURING YEAR FOR:
  Interest, net of amounts capitalized...  $     133.7  $      99.2  $    61.7
  Income taxes...........................  $     302.7  $     259.3  $   201.0
RECONCILIATION OF ASSETS ACQUIRED AND
 LIABILITIES ASSUMED:
  Fair value of assets acquired..........  $       --   $   4,505.2  $   280.1
  Liabilities assumed....................          --      (1,348.2)    (173.0)
                                           -----------  -----------  ---------
    Net assets acquired..................  $       --   $   3,157.0  $   107.1
                                           ===========  ===========  =========
  Cash paid for acquisitions.............  $       --   $   3,238.0  $     --
  Capital contribution from RP S.A.......          --        (273.2)     107.1
  Preferred stock of subsidiary issued...          --         131.6        --
  Other non-cash items...................          --          60.6        --
                                           -----------  -----------  ---------
    Total consideration..................  $       --   $   3,157.0  $   107.1
                                           ===========  ===========  =========

                See Notes to Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

 Principles of Accounting

  The Company's consolidated financial statements are prepared on a basis in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain prior year items have been reclassified to conform to current classifications.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Rhone-Poulenc Rorer Inc. and subsidiaries which are more than 50 percent owned and/or controlled. All subsidiaries are consolidated on the basis of twelve-month periods ending December 31. Investments in corporate joint ventures and other companies in which the Company has a 20 to 50 percent ownership and has no control are accounted for by the equity method. Cost investments, less than 20 percent owned, are carried at their original cost.

 Cash and Cash Equivalents, Time Deposits and Restricted Cash

  The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. Investments with a maturity period of greater than three months but less than one year are classified as short-term investments. Certain mortgage-backed certificates, repurchase obligations and certificates of deposit with maturities of more than one year are classified as long-term time deposits. At December 31, 1996, the Company has $61.5 million (1995: $109.6 million) of restricted cash, of which approximately $40.1 million (1995: $53.7 million) is classified as a current asset, representing funds on deposit with a bank in an interest-bearing escrow account for payment of future operating lease obligations.

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

 Goodwill and Intangible Assets

  Goodwill represents the excess of cost over the fair market value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period not to exceed forty years and is reported net of accumulated amortization of $294.9 million in 1996 and $241.6 million in 1995. The Company assesses potential impairment of enterprise goodwill by comparing the carrying value of goodwill at the balance sheet date with anticipated undiscounted future operating income before amortization. Intangibles, which principally represent the cost of acquiring patents and product rights, are amortized over their estimated useful lives and are reported net of accumulated amortization of $231.4 million in 1996 and $106.3 million in 1995.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

 Impairment of Long-Lived Assets

  The Company reviews its long-lived assets, including related allocated goodwill, and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the amount of an impairment loss, the Company compares an asset's carrying value to its fair market value as measured by market price or discounted future cash flows.

 Royalties

  The Company recognizes royalties paid (received) as increases (reductions) in cost of products sold.

 Advertising

  Advertising costs are generally expensed within the fiscal year that the costs are incurred, except for direct response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expenses primarily associated with the use of public media, medical publications and symposia totaled $238.9 million in 1996 and $200.3 million in 1995.

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

 Recently Issued Accounting Standards

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal periods ending after December 15, 1997. The Statement simplifies earnings per share calculations and requires presentation of both basic and fully diluted earnings per share on the face of the statement of income. The Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company's earnings per share calculations.

NOTE 2. ACQUISITIONS FROM RHONE-POULENC S.A.

  In 1995, the Company acquired from Rhone-Poulenc S.A. ("RP") the businesses of Cooperation Pharmaceutique Francaise ("Cooper"), primarily in France, and a pharmaceutical business in Brazil for cash and preferred stock of a French subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating FF645.0 million and pay dividends of 7.5% per annum on a stated value of FF145.0 million. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

  For accounting purposes, the acquisitions of these entities under common control were treated on an "as-if pooling" basis and, accordingly, the Company restated its 1994 results to include the accounts of Cooper and

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES the Brazilian business as of April 1, 1994 (the date that Cooper was acquired by RP) and January 1, 1994, respectively. The effect of restatements in periods prior to 1994 was not material. The assets and liabilities of the acquired businesses were recorded by the Company at the carrying values used by RP as of the restatement dates. Earnings per share for the restated periods reflect pro forma adjustments giving effect to interest on indebtedness and preferred dividends relative to the acquisition transactions.

NOTE 3. FISONS

  In October 1995, the Company acquired the outstanding shares of Fisons plc ("Fisons"), a U.K.-based pharmaceutical company, for a total purchase price including expenses of $2,993.0 million. The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated based upon the fair values of the assets and liabilities acquired. Purchase price allocations, which were finalized in 1996, resulted in goodwill of $2,159.0 million and intangibles of $640.0 million, to be amortized on a straight-line basis over lives of 40 years and 20 years, respectively. The net reduction to the preliminary goodwill balance of $2,278.0 million estimated at December 31, 1995 primarily reflected adjustments to tax reserves and pension liabilities, and contingencies associated with the sale of the Scientific Instruments Division. Total net deferred tax and other liabilities, including restructuring of the Fisons business and disposal contingencies, included in the purchase price allocation approximated $495.0 million. In connection with the acquisition, the Company recorded a charge of $21.0 million for acquired research and development in 1995 related to Fisons research and development activities for which technological feasibility had not yet been established and no alternative future use existed.

  In addition to its pharmaceutical operations, the Fisons business included certain discontinued operations, namely the Laboratory Supplies Division, a distributor of laboratory equipment and supplies and clinical diagnostic products, and the Scientific Instruments Division, a manufacturer of instruments used in surface science and in elemental spectrometry and analysis. Substantially all of the Laboratory Supplies Division was sold prior to completion of the acquisition with related proceeds of $336.2 million. A smaller unit of the division was sold in November 1995 for approximately $35.0 million. In March 1996, the sale of the majority of Fisons' Scientific Instruments Division to Thermo Instruments Systems Inc. was completed; the remaining mass spectrometry and PlasmaTrace assets of the division were also sold in March. Total consideration approximated $271.8 million, representing $235.9 million in cash and the assignment of $35.9 million of external debt. At December 31, 1995, the net assets of the Scientific Instruments Division were recorded at their estimated net realizable value and classified as assets held for sale on the consolidated balance sheet. Results of operations of the Scientific Instruments Division from the date of acquisition to the date of sale were not material.

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

NOTE 4. APPLIED IMMUNE SCIENCES, INC.

  In both 1995 and 1994, Applied Immune Sciences, Inc. ("AIS"), in which the Company had a 37% interest, achieved a development milestone requiring RPR to purchase an additional one million AIS shares approximately equal to an additional 5% interest. In connection therewith, the Company recorded pretax charges for acquired research and development expense in equity losses of affiliates totaling $13.0 million and $11.0 million, respectively.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  In the fourth quarter of 1995, the Company purchased for a cash price of $91.6 million, including expenses, the remaining 53%, or 7.2 million outstanding shares, of AIS not previously owned by RPR. Under the step-purchase method, the Company recorded additional intangible assets of approximately $73.5 million. The Company also recorded a charge to operations of $22.6 million for acquired research and development related to research and development activities for which technological feasibility had not yet been established and no alternative future use existed.

  In 1996, the Company recorded pretax charges of $102.6 million from the reassessment of the carrying values of certain AIS-related assets, principally intangibles and fixed assets, following the Company's decision to substantially curtail ex-vivo cell processing projects which had been mainly initiated by AIS.

NOTE 5. CENTEON JOINT VENTURE

  Under terms of a September 28, 1995 Amendment to the Joint Venture Agreement (the "Amendment"), the Company's Armour Pharmaceutical Company subsidiary ("Armour") and Behringwerke AG ("Behring"), a subsidiary of Germany's Hoechst AG, completed the formation of Centeon, a 50/50 global joint venture in the plasma proteins business. The joint venture's Board of Directors was formally established on January 1, 1996, at which time joint control and profit-sharing provisions took effect. Accordingly, the Company deconsolidated Armour's net assets at December 31, 1995. The operations of the Armour plasma businesses are included in the Company's reported results for the twelve months ended December 31, 1995; in 1996, the Company's interest in the results of the joint venture is reported as (income) losses of equity affiliates included in other (income) expense, net (see Note 9).

  In October 1996, Centeon initiated a voluntary worldwide recall of all in-date lots of Albuminar(R)/Plasma-Plex(R) products as a precautionary measure in response to manufacturing concerns with respect to these products at a U.S. production facility. The manufacture of Albuminar(R)/Plasma-Plex(R) and other plasma-derived products at the location was temporarily suspended by Centeon while the U.S. Food and Drug Administration ("FDA") and Centeon conducted a comprehensive review of the manufacturing processes at the facility. In December 1996, Centeon voluntarily suspended the production of certain pharmaceutical products (such as Dilacor XR(R) and calcitonin products) manufactured for the Company at the U.S. facility. Due to available inventory and alternate sources of supply, there has been no significant interruption in supply of the Company's pharmaceutical products.

  In January 1997, Centeon entered into a consent decree with the U.S. Government which specifies conditions for the shipment by Centeon of both plasma-based products and certain pharmaceutical products. The consent decree, which has a term of at least five years, provides, among other things, that Centeon will not distribute product manufactured at the facility until (1) a third party expert retained by Centeon has inspected the facility and reported to the FDA the status of both the observations made by the FDA and Centeon's compliance with current Good Manufacturing Practices ("GMPs"), (2) Centeon has certified to its compliance with GMPs and (3) the FDA has made such inspections at the facility as it deems necessary and has notified Centeon that it appears to be in compliance with GMPs and may distribute the manufactured products.

  Centeon resumed production of both plasma-based and pharmaceutical products at the facility in late January 1997. In March, Centeon voluntarily halted production of both plasma-based and pharmaceutical products in order to address certain production issues. In mid-March, Centeon and the FDA received a first report from the third party expert as contemplated by the consent decree. This report indicated that Centeon had made significant corrective actions consistent with the observations made during the FDA investigation and identified certain additional actions needed to be taken. Centeon is addressing these additional actions. Centeon believes

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES that these actions together with the other conditions of distribution under the consent decree will be satisfied, so that, based on a phased-in resumption of manufacturing, distribution of plasma-based products, after completion of testing and lot release by the FDA, will begin during the second quarter of 1997. Centeon also expects that it will be in a position to resume distribution during the second quarter of the pharmaceutical products manufactured for the Company at the facility.

  The Company's interest in Centeon's results for the year ended December 31, 1996 included charges of $44.0 million, representing charges associated with anticipated returns of recalled products from customers, writeoff of certain inventories, and related expenses.

  Summarized financial information with respect to Centeon for the year ended December 31, 1996 is as follows:

                                                                   1996
                                                           ---------------------
                                                           (DOLLARS IN MILLIONS)
      Current assets......................................        $529.4
      Noncurrent assets...................................         318.6
      Current liabilities.................................         409.0
      Noncurrent liabilities..............................         284.0
      Net sales*..........................................        $904.3
      Gross margin........................................         384.5
      Income before income taxes..........................         125.2

--------
*  Includes sales to certain RPR affiliates totaling $27.8 million.

NOTE 6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The following unaudited pro forma financial information has been prepared as if the acquisitions of Fisons and AIS and the formation of Centeon had occurred at the beginning of the periods presented. The results of operations of Fisons' Laboratory Supplies Division and Scientific Instruments Division are not included in the pro forma results for 1995 and 1994. The pro forma information presents the results of the Armour businesses contributed to Centeon as non-operating income from equity affiliates; sales recorded by these businesses approximated $489.0 million and $415.1 million in 1995 and 1994, respectively. The pro forma information also reflects 100% of the operating results of AIS as research and development expenses and eliminates the equity losses associated with the Company's prior equity investment in AIS. Adjustments have been made for financing charges and goodwill amortization, and income taxes are provided at an effective income tax rate of 36%. The pro forma information does not purport to be indicative of the Company's results of operations had the transactions actually occurred on the dates presented nor is it necessarily indicative of future operating results.

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                         (DOLLARS IN MILLIONS,
                                                        EXCEPT PER SHARE DATA)
   Net sales..........................................  $   5,316.1 $   4,799.3
   Operating income...................................        607.5       162.0
   Net income (loss) from continuing operations before
    nonrecurring charges available to common
    shareholders......................................        341.6       (66.4)
   Earnings (loss) per common share, restated pro
    forma.............................................  $      2.53 $      (.56)
   Average common shares outstanding..................        134.2       135.3

  Pro forma operating income for the year ended December 31, 1995 excludes $126.5 million of acquisition-related charges recorded by the Company including pretax restructuring charges of $60.0 million, acquired research and development expense of $43.6 million, and integration and other costs related to the Fisons acquisition of $22.9 million.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Pro forma operating income for the year ended December 31, 1994 includes charges of $259.3 million recorded by Fisons in connection with the restructuring of its pharmaceutical operations and charges of $121.2 million for an RPR global restructuring plan.

  Pro forma net income (loss) from continuing operations before nonrecurring charges excludes a $133.4 million pretax gain on Fisons' sale of the greater portion of its research and development operations in the second quarter of 1995. Research and development expenses associated with the activities sold approximating $23.9 million are also excluded from the 1995 pro forma results. Pro forma net income (loss) from continuing operations before nonrecurring charges also excludes one-time charges related to the Company's investments in AIS, including acquired research and development expense and the reassessment of call option values, totaling $13.0 million and $31.4 million in 1995 and 1994, respectively.

NOTE 7. RESTRUCTURING CHARGES

  In 1995, the Company recorded a $60.0 million pretax charge related to the restructuring of RPR operations as a direct result of the Fisons acquisition. As part of the Fisons purchase price allocation, the Company also recorded a $100.0 million liability for the restructuring of Fisons operations. The combined $160.0 million liability represented expected cash outlays, principally severance-related, associated with eliminating positions primarily in the marketing, administrative and manufacturing functions. As of December 31, 1996, workforce reductions approximated 1,900 positions, many of which were based in the U.S. and the U.K. although other locations were also affected.

  A rollforward of the remaining 1995 restructuring provision from January 1, 1996 is as follows:

                                                        TRANSLATION
                                   JANUARY 1,           ADJUSTMENTS/ DECEMBER 31,
                                      1996    PAYMENTS     OTHER         1996
                                   ---------- --------  ------------ ------------
                                               (DOLLARS IN MILLIONS)
   Social costs...................   $148.5   $ (99.3)     $(8.0)       $41.2
   Third parties..................     11.5     (17.0)       5.5          --
                                     ------   -------      -----        -----
     Total........................   $160.0   $(116.3)     $(2.5)       $41.2
                                     ======   =======      =====        =====

  In 1994, the Company recorded a $121.2 million pretax charge in connection with a global restructuring plan that was substantially completed in 1995. Workforce reductions approximated 1,100 positions and were primarily from manufacturing, sales/marketing and administrative functions in North America and in France, although other locations in Europe and elsewhere were also affected. At December 31, 1996, the remaining reserve was $11.3 million representing outstanding social costs. Total cash outlays related to the plan through December 31, 1996 totaled $89.2 million, with outlays of $7.5 million in 1996, $47.6 million in 1995 and $34.1 million in 1994. Asset writeoffs in conjunction with certain production facilities totaled $26.9 million, of which $7.5 million and $19.4 million were recorded in 1995 and 1994, respectively.

NOTE 8. GAIN ON SALES OF ASSETS

  In 1996, the Company recorded a pretax gain of $81.5 million on the sale of certain nonstrategic European self-medication product rights and inventories to Hoffmann-La Roche. The Company also recorded pretax gains on the sales of a nonstrategic product in France and its Belgium over-the-counter business totaling $29.2 million.

  In 1995, the Company recorded pretax gains of $49.5 million on sales of assets, principally the transfer of the Company's Canadian over-the-counter business to Ciba Geigy Ltd. ("Ciba"), and the sale of certain European product rights. In 1994, similar gains, including the gain on the sale of certain assets related to the

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

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

NOTE 9. OTHER (INCOME) EXPENSE, NET

                                                         1996     1995    1994
                                                        -------  ------- -------
                                                        (DOLLARS IN MILLIONS)
   (Income) losses of equity affiliates................ $ (83.0) $ 44.4  $ 46.5
   Minority interest...................................     8.7     4.9     3.3
   Foreign exchange (gains) losses.....................    (3.5)   (4.7)   10.5
   Other, net..........................................   (11.3)   21.3    23.6
                                                        -------  ------  ------
   Other (income) expense, net......................... $ (89.1) $ 65.9  $ 83.9
                                                        =======  ======  ======

  (Income) losses of equity affiliates in 1996 principally represented the Company's interest in the Centeon joint venture (see Note 5). Equity losses associated with AIS prior to the Company's 1995 acquisition of AIS' remaining outstanding shares totaled $38.3 million in 1995 and $28.6 million in 1994, including acquired research and development of $13.0 million and $11.0 million, respectively.

  Other, net for 1996 included gains on sales of nonstrategic cost investments and increased provisions for anti-hemophilic factor litigation. Other, net for 1995 and 1994 included charges of $25.4 million and $30.6 million, respectively, related to the reassessment of the carrying value of certain assets including those associated with the Company's prior investment in The Immune Response Corporation (1995) and AIS call options (1994).

NOTE 10. EARNINGS PER SHARE

  Earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of earnings per share calculations, net income available to common shareholders in 1995 and 1994 was adjusted for the pro forma effects of interest on indebtedness and preferred dividends relative to the acquisitions of businesses from RP totaling $1.6 million and $9.1 million, respectively. The weighted average number of shares used to compute primary earnings per common share was 135,790,590, 134,228,677 and 135,254,692 for the years 1996, 1995 and 1994, respectively. Common share equivalents in the form of stock options were excluded from the calculation as their dilutive effect was not material.

NOTE 11. INVENTORIES

                                                             1996       1995
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Finished goods........................................ $    376.9 $    346.2
   Work in process.......................................      159.8      140.6
   Raw materials and supplies............................      264.0      278.8
                                                          ---------- ----------
   Inventories........................................... $    800.7 $    765.6
                                                          ========== ==========

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

NOTE 12. PROPERTY, PLANT AND EQUIPMENT, NET

                                                             1996       1995
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Land.................................................. $     76.3 $     62.2
   Buildings.............................................      839.7      880.0
   Machinery and equipment...............................    1,731.7    1,604.0
   Construction in progress..............................      339.3      330.3
                                                          ---------- ----------
                                                             2,987.0    2,876.5
   Less accumulated depreciation.........................    1,461.1    1,255.5
                                                          ---------- ----------
   Property, plant and equipment, net.................... $  1,525.9 $  1,621.0
                                                          ========== ==========

  The Company incurred $217.6 million and $109.9 million in interest cost in 1996 and 1995, respectively, of which $4.9 million and $4.7 million, respectively, was capitalized as part of the cost of additions to property, plant and equipment.

NOTE 13. DEBT

  Short-term debt consisted of the following:

                                                             1996       1995
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Notes payable to banks................................ $     89.3 $    354.7
   Current portion of long-term debt.....................       30.6       29.5
                                                          ---------- ----------
   Short-term debt....................................... $    119.9 $    384.2
                                                          ========== ==========
   Notes payable to Rhone-Poulenc S.A. and affiliates.... $      6.8 $    127.6
                                                          ========== ==========

  The weighted average interest rate of total outstanding short-term debt was 10.8% at December 31, 1996 (1995: 7.9%).

  Long-term debt, net of current portion, consisted of the following:

                                                             1996       1995
                                                          ---------- ----------
                                                          (DOLLARS IN MILLIONS)
   Notes payable at variable rates averaging 5.2% and
    5.9% at 1996 and 1995 year-end, respectively
    (expected to be refinanced long-term)...............  $  1,940.5 $  1,825.0
   9.25% Series A Senior Notes due 2004, with interest
    payable quarterly (guaranteed by Rhone-Poulenc
    S.A.)...............................................        48.3       52.7
   9.05% Series B Senior Notes due 1997, with interest
    payable quarterly (guaranteed by Rhone-Poulenc
    S.A.)...............................................         --         4.3
   Notes, mortgages and capitalized lease obligations at
    rates averaging 7.8% (1995: 8.1%)...................       283.2      277.0
                                                          ---------- ----------
   Long-term debt.......................................  $  2,272.0 $  2,159.0
                                                          ========== ==========
   Notes payable to Rhone-Poulenc S.A. and affiliates at
    rates averaging 3.9% and 6.0% at 1996 and 1995 year-
    end, respectively (expected to be refinanced long-
    term)...............................................  $     39.2 $    500.0
   Notes payable to Rhone-Poulenc S.A. and affiliates
    principally due in 2000 at rates averaging 5.0%
    (1995: 8.4%)........................................       213.8       25.4
                                                          ---------- ----------
   Notes payable to Rhone-Poulenc S.A. and affiliates...  $    253.0 $    525.4
                                                          ========== ==========

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  At December 31, 1996, the Company had total committed lines of credit of $2,325.0 million. Of this amount, $1,825.0 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. The additional $500.0 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. Borrowings under these medium-term credit facilities bear interest at the London Interbank Offered Rate ("LIBOR"), plus any applicable margin and commitment fee. At December 31, 1996, borrowings outstanding under the above arrangements totaled $594.7 million. These borrowings plus an additional $1,385.0 million of short-term borrowings were classified as long-term debt at December 31, 1996 as the Company had the ability and intent to refinance these amounts on a long-term basis under the above medium-term facilities. The $1,979.7 million of reclassified borrowings were in various currencies with interest rates as follows: $874.6 million in U.S. Dollars at 5.7%, $140.1 million in French Francs at 3.8%, $714.7 million in German Marks at 5.7%, $145.0 million in Japanese Yen at .7% and $105.3 million in Great British Pounds at 6.3%.

  Amounts available under unused uncommitted lines of credit approximated $991.0 million at December 31, 1996 (1995: $624.0 million).

  The aggregate maturities of all long-term debt at December 31, 1996, including related party debt, were: $30.6 million in 1997, $43.2 million in 1998, $206.1 million in 1999, $2,200.4 million in 2000, $17.7 million in 2001, and $57.6 million thereafter.

  The weighted average interest rate of total debt outstanding at December 31, 1996 was 6.0% (1995: 6.4%).

  Pursuant to the remaining portion of a U.S. shelf registration for $500.0 million, the Company has the ability to issue $325.0 million in public debt securities and/or preferred shares.

NOTE 14. LEASE COMMITMENTS

  The Company's capital lease obligations pertain primarily to certain administrative and research facilities. Effective January 1, 1996, the Company leased to Centeon under capital lease arrangements certain buildings, machinery and equipment in the U.S. and France which support production and research and development activities. Related rental income in 1996 totaled $3.6 million.

  The Company occupies certain facilities and leases certain equipment and large-load vehicles under operating lease agreements. In 1992, the Company sold its U.S. corporate offices and research facility to a third party and leased it back for an initial term of thirty years with options to renew for a longer period. The Company also leased the underlying land to the third party for sixty years and subleased it back for thirty years with the facility. Related average annual accounting rent is $22.5 million. Rent expense under operating leases was $125.5 million, $104.2 million and $55.0 million in 1996, 1995 and 1994, respectively. Related rental income totaled $55.4 million and $37.7 million in 1996 and 1995, respectively.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Future minimum lease commitments and lease receivables under all leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1996 are as follows:

                                    CAPITAL LEASES         OPERATING LEASES
                                ----------------------- -----------------------
                                   LEASE       LEASE       LEASE       LEASE
                                COMMITMENTS RECEIVABLES COMMITMENTS RECEIVABLES
                                ----------- ----------- ----------- -----------
                                             (DOLLARS IN MILLIONS)
   1997........................    $ 8.2      $  6.9      $123.1       $41.4
   1998........................      6.2         6.5        80.0        19.7
   1999........................      3.7         6.3        63.6        11.0
   2000........................      3.2         5.9        45.5         --
   2001........................      3.2         5.7        43.4         --
   Thereafter..................     15.4        94.5       585.7         --
                                   -----      ------      ------       -----
   Minimum lease
    payments/receipts..........     39.9       125.8      $941.3       $72.1
                                                          ======       =====
   Less imputed
    interest/unearned income...     (8.0)      (66.5)
                                   -----      ------
   Present value of minimum
    lease payments
    (current--$6.6,
    noncurrent--$25.3).........    $31.9
                                   =====
   Net investment in capital
    leases
    (current--$2.9, non-
    current--$56.4)............               $ 59.3
                                              ======

NOTE 15. INCOME TAXES

  The components of income before income taxes are:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                         (DOLLARS IN MILLIONS)
   United States....................................... $  23.5 $ 241.3 $ 241.0
   Non-U.S. ...........................................   666.9   296.7   271.9
                                                        ------- ------- -------
   Income before income taxes.......................... $ 690.4 $ 538.0 $ 512.9
                                                        ======= ======= =======

  The components of the provision for income taxes are:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                       (DOLLARS IN MILLIONS)
   Current:
     United States................................... $  62.0  $  96.9  $ 103.4
     Non-U.S.........................................   216.0    100.4    109.9
                                                      -------  -------  -------
                                                        278.0    197.3    213.3
                                                      -------  -------  -------
   Deferred:
     United States...................................   (89.0)   (22.6)   (51.7)
     Non-U.S.........................................    27.9      6.8    (15.8)
                                                      -------  -------  -------
                                                        (61.1)   (15.8)   (67.5)
                                                      -------  -------  -------
   Provision for income taxes........................ $ 216.9  $ 181.5  $ 145.8
                                                      =======  =======  =======

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Deferred income taxes are provided for temporary differences between book and tax bases of the Company's assets and liabilities. Temporary differences giving rise to a significant portion of the deferred tax assets and liabilities at December 31 are:

                                                           1996        1995
                                                        ----------  ----------
                                                        (DOLLARS IN MILLIONS)
   Assets (liabilities):
     Depreciation and amortization..................... $   (231.7) $   (328.2)
     Intercompany profit in ending inventory...........       81.8        60.8
     Net operating loss carryforwards..................       64.0        57.5
     Pension...........................................       42.1        69.2
     Tax credit carryforwards..........................       38.6         --
     Deferred royalty income...........................       37.9         --
     Restructuring.....................................       27.4        35.8
     Distributable earnings............................       (6.6)      (66.9)
     Other, including nondeductible accruals...........      114.7       188.6
                                                        ----------  ----------
                                                             168.2        16.8
     Less valuation allowance..........................       (5.1)      (91.9)
                                                        ----------  ----------
     Deferred income taxes, net........................ $    163.1  $    (75.1)
                                                        ==========  ==========

  The portion of the above net deferred tax assets (liabilities) classified as current was $278.7 million and $211.1 million at December 31, 1996 and 1995, respectively. At December 31, 1996, total deferred tax assets were $585.0 million and total deferred tax liabilities were $416.8 million before netting. At December 31, 1995, similar temporary differences gave rise to total deferred tax assets of $587.0 million and total deferred tax liabilities of $570.2 million. The decrease in the valuation allowance in 1996 was primarily Fisons-related and was accordingly reflected as a reduction in goodwill.

  The differences between the U.S. statutory income tax rate and the Company's effective income tax rate are:

                                                             1996   1995   1994
                                                            ------ ------ ------
                                                             (PERCENT OF INCOME
                                                            BEFORE INCOME TAXES)
   U.S. statutory income tax rate..........................  35.0%  35.0%  35.0%
   Puerto Rico operations..................................  (2.8)  (3.1)  (5.0)
   Non-U.S. tax rate differential..........................   1.4   (2.2)  (1.8)
   Research and development tax credits....................  (0.8)  (1.0)  (1.4)
   Acquired research and development.......................    --    2.8     --
   Other, net..............................................  (1.4)   2.2    1.6
                                                            ------ ------ ------
   Effective income tax rate...............................  31.4%  33.7%  28.4%
                                                            ====== ====== ======

  The Company has subsidiaries in Ireland, Puerto Rico and Singapore, where earnings are either exempt or substantially exempt from income taxes under local government incentive programs, the latest of which expires in the year 2010.

  The Company has net operating loss carryforwards of $180.7 million for tax return purposes which expire principally through the years 1997 to 2011.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  The Company's U.S. income tax returns have been examined and settled with the Internal Revenue Service through 1989. The Company believes that potential adjustments from any open years would not have a material impact on the Company's financial position or results of operations.

  At December 31, 1996, unremitted earnings of subsidiaries which are intended to be indefinitely reinvested and, accordingly, for which no additional U.S. income taxes or foreign withholding taxes have been provided totaled $832.0 million. It would not be practical to compute the estimated deferred tax liability on these earnings.

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

  The funded status of the Company's plans at December 31 was as follows:

                                     1996                         1995
                          --------------------------- ----------------------------
                           PLANS WHOSE   PLANS WHOSE   PLANS WHOSE    PLANS WHOSE
                          ASSETS EXCEED  ACCUMULATED   ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS      ACCUMULATED     BENEFITS
                            BENEFITS    EXCEED ASSETS    BENEFITS    EXCEED ASSETS
                          ------------- ------------- -------------- -------------
                                           (DOLLARS IN MILLIONS)
Vested benefit
 obligations............     $(676.0)      $(449.7)      $(716.5)       $(428.6)
Nonvested benefits......        (3.6)        (90.7)         (3.5)         (87.8)
                             -------       -------       -------        -------
Accumulated benefit
 obligation.............      (679.6)       (540.4)       (720.0)        (516.4)
Projected future salary
 increases..............       (25.6)        (76.0)         (6.8)         (65.5)
                             -------       -------       -------        -------
Projected benefit
 obligation.............      (705.2)       (616.4)       (726.8)        (581.9)
Fair value of plan
 assets (invested
 primarily in equities
 and bonds).............       895.8         226.2         782.0          184.3
                             -------       -------       -------        -------
Plan assets in excess of
 (less than) projected
 benefit obligation.....       190.6        (390.2)         55.2         (397.6)
Unrecognized net
 transition (asset)
 liability..............          .2           5.5           (.8)           2.5
Unrecognized net (gain)
 loss...................       (43.6)         67.2         (27.1)          86.6
Unrecognized prior
 service cost...........        17.4           3.9          20.1           (3.8)
Adjustment required to
 recognize minimum
 liability..............         --          (66.3)          --           (63.5)
                             -------       -------       -------        -------
Prepaid (accrued)
 pension cost...........     $ 164.6       $(379.9)      $  47.4        $(375.8)
                             =======       =======       =======        =======

  The accumulated benefit obligation of U.S. plans included in the above table was $190.0 million in 1996 and $186.1 million in 1995. U.S. plan assets were $201.1 million and $165.4 million at December 31, 1996 and 1995, respectively. Of the net accrued pension cost, $356.6 million and $359.4 million are included in other noncurrent liabilities in 1996 and 1995, respectively.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  The following items were the components of net periodic pension cost for the years ended December 31:

                                                         1996     1995    1994
                                                        -------  ------  ------
                                                        (DOLLARS IN MILLIONS)
   Service cost........................................ $  26.4  $ 21.3  $ 19.5
   Interest cost.......................................    98.6    56.7    46.2
   Actual return on plan assets........................  (102.1)  (39.7)  (26.6)
   Amortization and deferral...........................    17.9     8.2     5.7
                                                        -------  ------  ------
   Net periodic pension cost........................... $  40.8  $ 46.5  $ 44.8
                                                        =======  ======  ======

  Net periodic pension cost for U.S. plans included in the above amounts was $6.7 million, $9.0 million and $12.2 million for 1996, 1995 and 1994, respectively.

  The following weighted average assumptions, which are based on the economic environment of each applicable country, were used to determine the return on plan assets and benefit obligations:

                                                                  1996 1995 1994
                                                                  ---- ---- ----
   Discount rate................................................. 8.2% 8.1% 7.9%
   Expected return on plan assets................................ 9.4% 9.1% 9.6%
   Rate of future compensation increases......................... 4.3% 4.7% 3.8%

  For U.S. plans, the discount rate was 7.75% in 1996 and 1995 and 8.5% in 1994. The expected return on plan assets of 9.5% remained constant from 1994 through 1996. The rate of future compensation increases of 4.5% remained constant from 1994 through 1996.

 SAVINGS PLANS

  The Company sponsors defined contribution savings plans covering substantially all U.S. employees. Company contributions to the plans may not exceed three thousand dollars per employee. Amounts charged to expense were $5.9 million, $7.1 million and $7.3 million in 1996, 1995 and 1994, respectively.

 POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

NOTE 17. STOCK PLANS

  Stock options and restricted shares have been granted to employees under plans approved by the shareholders in 1982 and 1985, as amended and restated in 1988 and 1990 ("the Stock Plan"). The aggregate number of shares originally available for issuance or transfer to employees under these plans was 7,000,000. Option prices are equal to the fair market value of the shares on the date of grant. Options are exercisable during

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES a period determined by the Company, but in no event later than ten years from the date granted. Shares issued under a restricted grant may not be sold or otherwise disposed of for a period designated by the Company. Restricted shares are returned to the Company if the grantee's employment terminates during the period of restriction. During the restriction period, the grantee is entitled to vote the shares and receive any dividends paid. Effective January 1, 1993, the Company substantially curtailed the granting of restricted shares to employees. The Stock Plan, as amended and restated, permits the Company to grant stock appreciation rights in tandem with stock options. As of December 31, 1996, no such rights have been granted. The Equity Compensation Plan adopted in 1990 supplements the Stock Plan by providing for an additional 6,000,000 shares that may be issued to participants after all shares authorized pursuant to the terms of the Stock Plan have been utilized. The terms of the Equity Compensation Plan are substantially the same as those of the Stock Plan. The 1995 Equity Compensation Plan further supplements the Stock Plan by providing for an additional 5,000,000 shares. The terms of the 1995 Equity Compensation Plan are substantially the same as those of the Stock Plan and the Equity Compensation Plan.

  The Company applies Accounting Principles Board Opinion 25 ("APB 25") in accounting for its fixed stock option plans. Under the intrinsic value method prescribed by APB 25, no compensation expense has been recorded by the Company in the periods reported. Had compensation expense for awards made in 1996 and 1995 from these plans been determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
                                                         (DOLLARS IN MILLIONS,
                                                        EXCEPT PER SHARE DATA)
   Net income.......................................... $     421.3 $     334.0
   Primary earnings per common share................... $      3.10 $      2.48

  The Company used the Black-Scholes pricing model to determine the fair value of stock options granted in 1996 and 1995 using the following assumptions: expected life of the option ranging from 5 to 6 years and expected forfeiture rate ranging from 12.8% to 17.9% depending on the job grade classification; expected stock price volatility of 22.2%; expected dividend rate of 2.5%; and risk-free interest rate ranging from 5.6% to 5.9% in 1996 and 7.0% to 7.1% in 1995 depending on expected life of the option. The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative of the impact on future years' reported net income because SFAS No. 123 does not apply to stock options granted prior to 1995, the Company's stock options vest over three years, and additional stock options awards are anticipated in future years.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                   1996                    1995                    1994
                         ------------------------ ----------------------- -----------------------
                                        WEIGHTED                 WEIGHTED                WEIGHTED
                                         AVERAGE                 AVERAGE                 AVERAGE
                             SHARES     EXERCISE      SHARES     EXERCISE     SHARES     EXERCISE
                         (IN THOUSANDS)   PRICE   (IN THOUSANDS)  PRICE   (IN THOUSANDS)  PRICE
                         -------------- --------- -------------- -------- -------------- --------
Options outstanding at
 January 1..............         7,991   $42.14           7,147   $42.06          5,815    N/A
Additions (deductions):
 Granted................         1,414    61.56           1,702    40.74          1,898    N/A
 Exercised..............        (2,108)   37.07            (433)   32.60           (116)   N/A
 Canceled...............          (431)   50.44            (425)   44.26           (450)   N/A
                          ------------             ------------            ------------
Options outstanding at
 December 31............         6,866    47.03           7,991    42.14          7,147    N/A
                          ============             ============            ============
Options exercisable at
 December 31............         4,382    44.98           4,693    41.26          3,443    N/A
                          ============             ============            ============
Weighted average fair
 value of options
 granted during the
 year...................        $15.38                   $10.89                     N/A
                          ============             ============            ============
Shares reserved for
 future grants..........         5,564                    6,551                   2,862
                          ============             ============            ============
Price range of options
 exercised during the
 year...................  $4.67-$63.00             $4.67-$46.38            $8.24-$30.18
                          ============             ============            ============
Price range of options
 outstanding............                           $4.67-$64.00            $4.67-$64.00
                                                   ============            ============
Price range of options
 exercisable............                           $4.67-$64.00            $4.67-$64.00
                                                   ============            ============

  The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 1996:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ------------------------------------------------ -------------------------------
                                         WEIGHTED AVERAGE
                              SHARES        REMAINING     WEIGHTED AVERAGE     SHARES     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  (IN THOUSANDS) CONTRACTUAL LIFE  EXERCISE PRICE  (IN THOUSANDS)  EXERCISE PRICE
------------------------  -------------- ---------------- ---------------- -------------- ----------------
$ 8.24-$14.61...........         68         1.8 years          $12.38             68           $12.38
$30.13-$38.75...........      1,549         6.2 years          $33.85          1,173           $33.45
$40.00-$49.25...........      2,991         6.8 years          $42.12          2,035           $42.80
$52.38-$55.50...........         31         5.5 years          $55.36             31           $55.36
$60.25-$67.38...........      2,227         7.6 years          $63.73          1,075           $63.46
                              -----                                            -----
$ 8.24-$67.38...........      6,866         6.9 years          $47.03          4,382           $44.98
                              =====                                            =====

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

NOTE 18. SHAREHOLDERS' EQUITY

                           MARKET     MONEY            COMMON  CAPITAL IN
                           AUCTION   MARKET   CAPITAL STOCK AT EXCESS OF            EMPLOYEE   CUMULATIVE
                          PREFERRED PREFERRED EQUITY   STATED    STATED   RETAINED  BENEFITS  TRANSLATION
                           SHARES     STOCK    NOTES   VALUE     VALUE    EARNINGS   TRUST     ADJUSTMENTS
                          --------- --------- ------- -------- ---------- --------  --------  ------------
                                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Balance, December 31,
 1993...................   $ 225.0   $175.0   $  --    $139.0   $ 290.0   $1,207.3  $ (75.8)    $(139.3)
Net income--1994........       --       --       --       --        --       367.1      --          --
Cash dividends, $1.12
 per common share.......       --       --       --       --        --      (151.5)     --          --
Dividends on preferred
 shares.................       --       --       --       --        --       (19.2)     --          --
Capital contributions
 from Rhone-Poulenc
 S.A. ..................       --       --       --       --      107.1        --       --          --
Shares repurchased for
 Employee Benefits
 Trust..................       --       --       --       --        --         --    (109.9)        --
Issuance of shares under
 employee benefit
 plans..................       --       --       --        .1      15.1        --       --          --
Translation adjustments,
 including hedging......       --       --       --       --        --         --       --         80.4
                           -------   ------   ------   ------   -------   --------  -------     -------
Balance, December 31,
 1994...................     225.0    175.0      --     139.1     412.2    1,403.7   (185.7)      (58.9)
Net income--1995........       --       --       --       --        --       356.5      --          --
Cash dividends, $1.20
 per common share.......       --       --       --       --        --      (161.2)     --          --
Dividends on preferred
 shares.................       --       --       --       --        --       (18.7)     --          --
Redemption of Market
 Auction Preferred
 Shares.................    (225.0)     --       --       --        --         --       --          --
Issuance of capital
 equity notes to Rhone-
 Poulenc S.A............       --       --     500.0      --        --         --       --          --
Adjustment of capital
 contributions for
 acquisition
 liabilities............       --       --       --       --     (273.2)       --       --          --
Issuance of shares under
 employee benefit
 plans..................       --       --       --        .4      14.2        --       --          --
Translation adjustments,
 including hedging......       --       --       --       --        --         --       --         53.8
                           -------   ------   ------   ------   -------   --------  -------     -------
Balance, December 31,
 1995...................       --     175.0    500.0    139.5     153.2    1,580.3   (185.7)       (5.1)
Net income--1996........       --       --       --       --        --       473.5      --          --
Cash dividends, $1.26
 per common share.......       --       --       --       --        --      (171.1)     --          --
Dividends on preferred
 shares.................       --       --       --       --        --        (9.6)     --          --
Remuneration on capital
 equity notes...........       --       --       --       --        --       (35.2)     --          --
Issuance of shares under
 employee benefit
 plans..................       --       --       --       2.1      81.6        --       --          --
Translation adjustments,
 including hedging......       --       --       --       --        --         --       --        (48.7)
                           -------   ------   ------   ------   -------   --------  -------     -------
Balance, December 31,
 1996...................   $   --    $175.0   $500.0   $141.6   $ 234.8   $1,837.9  $(185.7)    $ (53.8)
                           =======   ======   ======   ======   =======   ========  =======     =======

  The Company has outstanding $175.0 million of money market preferred stock issued in three series consisting of 750 shares, 500 shares and 500 shares, respectively. The initial dividend period for all series commenced on August 1, 1993 at initial dividend rates of 4.7% per annum for a two-year period for Series 1; 5.125% per annum for a three-year period for Series 2; and 5.84% per annum for a five-year period for Series 3. After expiration of the initial dividend periods, dividends are determined at separate auctions for each series. The average dividend rate in 1996 on Series 1 stock was 5.21% per annum (1995: 5.11%) and on Series 2 stock was 5.20% per annum. The money market preferred stock ranks prior to common shares of the Company as to dividends. Holders have no voting rights except in the event that preferred dividends are in arrears for at least 180 consecutive days. In such event, the authorized number of the Company's Board of Directors would be increased by two and the holders of record of the preferred shares may elect these additional directors. The preferred stock is not convertible into common stock or other shares of the Company and holders thereof have no preemptive rights. Upon the liquidation, dissolution, or winding up of the Company, or upon redemption of the preferred stock at the Company's option, holders would be entitled to a liquidation preference of $100,000 per share plus any accumulated and unpaid dividends thereon.

  In 1995, the Company redeemed its remaining outstanding Market Auction Preferred Shares ("MAPS") Series A, C and D for $225.0 million plus accrued dividends. Dividend rates, determined at separate auctions for each series, averaged 5.98% during 1995 (1994: 4.63%).

  In December 1995, the Company issued $500.0 million of undated capital equity notes to Rhone-Poulenc S.A. The notes have a liquidation preference that ranks senior to all RPR common stock, but junior to all existing

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES and future RPR preferred stock. Semiannual remuneration on the unpaid principal balance of the equity notes is based on LIBOR plus a margin. If the Company is unable to meet statutory standards for dividend payments on outstanding common or preferred stock, the Company may satisfy the equity note remuneration requirements with the issuance of additional capital equity notes ("remuneration notes"). Terms of the remuneration notes would be similar to the equity notes except for a higher rate of remuneration. The capital equity notes are redeemable only at the Company's option, but not earlier than five years after issuance, subject to certain exceptions.

  At December 31, 1996 and 1995, there were 2,676,800 preferred shares without par value authorized and unissued.

  In 1996, the Company increased the number of authorized common shares to 600,000,000. In 1994, the Company completed the open market repurchase of five million of its common shares as authorized by the Board of Directors in March 1993 with the acquisition of 3.1 million shares at a cost of $109.9 million. These shares are being held in an Employee Benefits Trust to fund future benefits in the United States.

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

NOTE 19. FINANCIAL INSTRUMENTS

  The Company's financial instruments consisted of the following:

                                   DECEMBER 31, 1996      DECEMBER 31, 1995
                                  ---------------------  ---------------------
                                  CARRYING      FAIR     CARRYING      FAIR
                                   AMOUNT       VALUE     AMOUNT       VALUE
                                  ---------   ---------  ---------   ---------
                                      [ASSET (LIABILITY) IN MILLIONS]
   Cash and cash equivalents....  $   100.6   $   100.6  $   115.4   $   115.4
   Cash pooling arrangements
    with RP.....................        3.2         3.2       16.0        16.0
   Time deposits, generally
    maturing within 1-5 years...      146.4       146.4       83.0        83.0
   Cost investments:
     Practical to estimate......       18.0        29.8        9.0        13.6
     Not practical to estimate..       14.2         N/A       19.9         N/A
   Other investments, including
    restricted cash.............       85.2        89.4      112.6       118.7
   Long-term debt...............   (2,555.6)   (2,561.2)  (2,713.9)   (2,722.7)
   Foreign currency exchange
    contracts...................       10.4 *      10.4       (7.6)*      (7.6)
   Interest swap arrangements...      (23.7)*     (42.0)      (3.7)*      (3.8)

--------
* The carrying amount represents the net unrealized gain (loss) or net interest receivable (payable) associated with the contracts at the end of the period.

  None of the Company's financial instruments are held for trading purposes.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

 FAIR VALUE

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

 Cash, cash equivalents and cash pooling arrangements with RP

  The carrying amount approximates the fair value due to the short-term maturity of these instruments.

 Time deposits

  The carrying amount approximates the fair value due to the variable rate nature of the long-term deposits.

 Cost and other investments

  For those investments for which it was practical, fair value was estimated using quoted or best estimates of market prices or pricing models. An estimate of fair market value could not be reasonably made for certain cost investments for which there are no quoted market prices.

 Long-term debt

  The majority of the Company's long-term debt is at variable rates of interest and, therefore, the Company believes that the carrying amount approximates fair value. For long-term debt at fixed interest rates, fair value was determined by discounting future cash flows based on interest rates currently available to the Company for debt with similar terms and maturities.

 Foreign currency exchange contracts

  The fair value of foreign currency exchange contracts was estimated by valuing the contracts at current exchange rates.

 Interest swap arrangements

  The fair value of interest swap arrangements reflects the amount at which they could be settled based on bank pricing models.

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

  Foreign currency exchange contracts do not expose the Company to accounting risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Management believes that the risk of incurring losses on these contracts due to default by the counterparty is remote as the contracts are entered into with major financial institutions.

  Interest swap arrangements do not involve exchanges of underlying principal amounts, therefore the Company's exposure to credit loss is significantly less than the notional amounts of the contracts. Management believes that the risk of incurring losses due to default by the counterparty is remote as the arrangements are entered into with major financial institutions.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  NET INVESTMENT HEDGES

  Unhedged net investment positions fluctuate with currency movements with corresponding translation adjustments recorded in shareholders' equity. The Company may utilize foreign currency arrangements, including foreign currency exchange contracts and foreign currency-denominated borrowings, to limit the exposure of its net investments in foreign subsidiaries to currency fluctuations and limit the volatility of reported equity. Gains and losses from these arrangements, which are designated as hedges of the Company's net foreign investments, are recorded as translation adjustments in shareholders' equity and offset the gains and losses on the related net investments. For the year ended December 31, 1996, the increase in shareholders' equity, net of tax effects, associated with net investment hedging arrangements totaled $16.8 million (1995: reduction of $5.2 million).

  In determining which, if any, net investment positions to hedge, the Company considers such factors as the magnitude of the exposed position and the cost of financing the hedging instruments. The Company's significant net foreign investment positions at December 31, 1996 included the Great British Pound ("GBP"), French Franc, German Mark and Japanese Yen. Throughout the year, the Company hedged a portion of these net investment exposures utilizing foreign currency exchange contracts and foreign currency-denominated borrowings. At December 31, 1996, the Company was party to foreign currency exchange contracts to sell French Francs with notional amounts totaling FF431.4 million ($82.4 million). These contracts matured in the first quarter of 1997. The Company also had certain variable-rate foreign currency-denominated borrowings outstanding in the U.S. including FF499.3 million ($95.3 million) and
(Yen)15,147 million ($130.1 million). The Company had no net investment hedging instruments outstanding at December 31, 1995.

  FOREIGN CURRENCY TRANSACTION HEDGES

  The Company enters into foreign currency exchange contracts to minimize exposure of foreign currency transactions (such as export sales, raw materials purchases, and short-term intercompany financings) and firm commitments to fluctuating exchange rates. Gains or losses from these contracts are recognized in the basis of the transaction being hedged. Cash flows from these contracts are classified in the same category as the hedged transactions.

  The Company's principal net transactional exposures by major currency before the effects of foreign currency exchange contracts were as follows:

                                    DECEMBER 31, 1996     DECEMBER 31, 1995
                                   --------------------- ---------------------
                                    LOCAL    U.S. DOLLAR  LOCAL    U.S. DOLLAR
                                   CURRENCY  EQUIVALENT  CURRENCY  EQUIVALENT
                                   --------  ----------- --------  -----------
                                        [ASSET (LIABILITY) IN MILLIONS]
U.S. dollars*.....................     619      $ 619        139      $ 139
FF................................     506         97       (332)       (68)
GBP...............................    (318)      (540)      (158)      (246)
DEM...............................     (77)       (50)        73         51
All other (generally <$45
 million)......................... various        (15)   various         82
                                                -----                 -----
    Total.........................              $ 111                 $ (42)
                                                =====                 =====

--------
* Represents U.S. dollar-denominated transactions of affiliates with functional currencies other than the U.S. dollar.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  The Company's policy is to hedge substantially all of its foreign currency transactional exposures. At December 31, 1996, the Company had entered into multiple forward contracts maturing in the first quarter of 1997 to buy and sell various currencies with notional amounts totaling $819.8 million and $936.9 million, respectively. Similar contracts which matured in the first quarter of 1996 totaled $478.3 million and $445.7 million, respectively, at December 31, 1995. At the acquisition date, Fisons had certain foreign currency exchange contracts in place that were speculative in nature to sell various currencies totaling $238.0 million. These contracts were effectively closed out at December 31, 1995 through the purchase of opposite contracts and the $9.2 million cost of settlement was fully accrued. The contracts were settled in 1996.

  As the Company conducts a significant portion of its operations outside the U.S., it is exposed to the impact of foreign exchange fluctuations on the U.S. dollar value of reported earnings. To manage this exposure, the Company may hedge a portion of its non-U.S.-based forecasted quarterly pretax earnings utilizing foreign currency exchange contracts. The portion of earnings that the Company hedges is based on a cost-benefit assessment which considers naturally offsetting exposures and the cost of hedging instruments. Such foreign currency exchange contracts are marked to market in other (income) expense, net. For the periods reported, the net gains/losses on these contracts were not significant due principally to the general stability vis-a-vis the U.S. dollar of the currencies hedged. Cash flows associated with the contracts are reported as part of cash flows from operating activities. There were no related contracts outstanding at December 31, 1996 and 1995.

  As part of the treasury services the Company performs for Centeon, at December 31, 1996, the Company had outstanding certain foreign currency exchange contracts to which Centeon was the counterparty. The notional amounts of these contracts to buy and sell various foreign currencies totaled $19.9 million and $7.2 million, respectively. The contracts, which expired in January 1997, reflected rates that were established on an arms-length basis; the related carrying values at December 31, 1996 was not significant.

  INTEREST SWAP ARRANGEMENTS

  The Company enters into interest rate swap contracts to manage its exposures to movements in interest rates and minimize its overall cost of borrowings. The net receivable or payable under the interest rate swaps is recognized as an adjustment to interest expense over the life of the underlying contracts. In 1996 and 1995, the Company was party to contracts to convert certain floating rate obligations into fixed rate instruments and contracts to convert certain fixed rate debt into floating rate debt as determined by the interest rate environment of the currency in which the underlying obligation was denominated. The Company's weighted average interest rate for the year ended December 31, 1996 was reduced by 8 basis points or approximately $2.3 million (1995: 6 basis points or $.5 million; 1994: 17 basis points or $1.3 million) as a result of interest rate swap contracts.

  In 1996, the Company initiated a long-term GBP-denominated intercompany loan from a U.S. subsidiary to a U.K. subsidiary totaling GBP 544.9 million ($850.0 million). The foreign exchange on the loan is recorded as a translation adjustment in shareholders' equity in accordance with SFAS No. 52 and resulted in an increase in shareholders' equity approximating $66.7 million in 1996. Interest on the intercompany loan is paid in GBP based on one-year LIBOR. With respect to the transaction, the Company entered into certain five-year arrangements ("dual currency swaps") with several banks whereby the U.S. subsidiary pays the banks GBP at rates based on one-year LIBOR times specified GBP principal amounts equal in total to the intercompany loan. The subsidiary receives from the banks U.S. dollars at rates based on one-month LIBOR plus a margin. There is no exchange of underlying principal. The interest income/expense differential is recorded as an adjustment to interest expense and was not significant in 1996.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

  Interest rate swap arrangements outstanding at December 31, 1996 were as follows:

 NOTIONAL  U.S. DOLLAR FIXED OR CARRYING FAIR MARKET
  AMOUNT   EQUIVALENT  VARIABLE  AMOUNT     VALUE        TERM              AVERAGE RATE
 --------  ----------- -------- -------- ----------- -----------   -----------------------------
                                 [RECEIVABLE (PAYABLE) IN MILLIONS]
 INTEREST RATE SWAPS*:
 $300         $300     Fixed     $ (0.1)   $ (3.8)   11/95-11/00   Pay 5.81%;
                                                                   Receive 3-month LIBOR (5.55%)
 (Yen)3000      26     Fixed       (0.1)     (0.4)    4/95- 4/98   Pay 2.01%;
                                                                   Receive 3-month LIBOR (5.91%)
 GBP100        170     Variable     1.4       2.5     3/96- 1/99   Pay 6-month LIBOR (6.0%);
                                                                   Receive 7.3%
 DUAL CURRENCY SWAPS:
 GBP545       $843     N/A       $(24.9)   $(40.3)    8/96- 7/01   Pay 1-year LIBOR (6.34%);
                                                                   Receive 1-month LIBOR (6.38%)

--------
*The Company was party to similar interest rate swap contracts at December 31, 1995.

NOTE 20. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA

  The Company is primarily engaged in the discovery, development, manufacture and marketing of a broad line of pharmaceutical products for human use. Among the Company's principal markets are France, currently the Company's largest market presence, the United States, Germany, the United Kingdom and Italy. The Company also has an expanding presence in Japan and South American countries. The Company has twelve pharmaceutical plants in France, two in the U.S., nine in Other Europe and twenty-four in the Rest of World region.

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

  Information about the Company's operations for the years 1996, 1995 and 1994 by geographic area follows. Inter-area affiliated sales are not significant. Corporate loss before income taxes includes corporate administrative expenses, worldwide net interest expense and worldwide (income) losses of equity affiliates.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN MILLIONS)
   Net sales:
     United States................................ $1,280.1  $1,314.2  $1,261.9
     France.......................................  1,794.6   1,819.6   1,506.7
     Other Europe.................................  1,417.4   1,207.4   1,015.5
     Rest of World................................    928.5     800.9     702.5
                                                   --------  --------  --------
       Total net sales............................ $5,420.6  $5,142.1  $4,486.6
                                                   ========  ========  ========
   Income before income taxes:
     United States................................ $  207.4  $  351.9  $  356.9
     France.......................................    107.2     245.9     172.6
     Other Europe.................................    372.5     132.0      92.8
     Rest of World................................    200.3      62.5      77.6
     Corporate....................................   (197.0)   (254.3)   (187.0)
                                                   --------  --------  --------
       Total income before income taxes........... $  690.4  $  538.0  $  512.9
                                                   ========  ========  ========
   Identifiable assets:
     United States................................ $1,467.1  $4,232.9  $1,107.2
     France.......................................  2,099.6   1,801.9   1,519.6
     Other Europe.................................  2,126.8   1,140.4   1,001.7
     Rest of World................................  1,142.1     787.4     518.6
     Corporate....................................  1,932.5   1,024.5     505.2
                                                   --------  --------  --------
       Total identifiable assets.................. $8,768.1  $8,987.1  $4,652.3
                                                   ========  ========  ========

  In 1996, U.S. income before income taxes ("IBT") included $97.4 million of charges related to the reassessment of certain intangibles and fixed asset carrying values associated with the ex-vivo cell processing initiatives of AIS. France IBT included $23.2 million of gains on the sale of nonstrategic assets. Other Europe IBT included $87.5 million of gains on the sales of nonstrategic assets including certain self-medication product rights. Corporate IBT reflected income from equity affiliates totaling $83.0 million which included $44.0 million of charges associated with the estimated impact of Centeon's voluntary recall of all in-date lots of albumin products.

  In 1995, U.S. IBT included $13.1 million of restructuring charges and $35.6 million of AIS-related acquired research and development. France IBT included $22.8 million from gains on sales of certain product rights. Other Europe IBT included $46.9 million of restructuring charges and $37.3 million of other charges related to the Fisons plc acquisition, including acquired research and development expense.

  In 1994, U.S. IBT included gains on asset sales, net of restructuring charges, of $15.1 million. France and Other Europe IBT included $49.0 million and $28.8 million, respectively, of restructuring charges, net of gains on sales of assets. The Rest of World area IBT included restructuring charges of $13.2 million.

  For presentation purposes, goodwill and intangibles and related amortization expense recorded in connection with the acquisition of Fisons were allocated to the U.S. at December 31, 1995. In 1996, these balances were reflected in the appropriate geographic region.

NOTE 21. RELATED PARTY TRANSACTIONS

 RHONE-POULENC S.A.

  The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  Amounts receivable from RP and affiliates totaled $48.9 million and $61.3 million at December 31, 1996 and 1995, respectively. The 1996 balance included $6.3 million of accounts receivable from sales of products and services to RP (1995: $8.5 million) and $39.4 million classified as other current assets (1995: $36.8 million).

  Accounts payable related to purchase of materials and services from RP and affiliates were $16.8 million at December 31, 1996 (1995: $12.2 million); accrued and other liabilities due to RP at December 31, 1996 were $30.0 million (1995: $20.9 million).

  In 1996, sales to RP and affiliates were $31.3 million (1995: $31.1 million; 1994: $29.7 million). Materials purchased from RP totaled $38.7 million in 1996 (1995: $41.4 million; 1994: $36.8 million).

  At December 31, 1996, debt with RP and affiliates totaled $259.8 million (1995: $653.0 million). Interest expense incurred with respect to RP indebtedness in 1996 was $22.3 million (1995: $12.4 million; 1994: $15.8 million).

  RP charges the Company for expenses incurred on its behalf, including research, data processing, insurance, legal, tax, advertising, public relations and management fees. Such charges are reflected in the financial statements and amounted to approximately $24.0 million in 1996 (1995: $23.6 million; 1994: $24.5 million). Management believes that the expenses so charged are representative of amounts that the Company would have incurred if it had been operated as an unaffiliated entity.

  In the 1995 second quarter, the Company acquired Cooper and a pharmaceutical business in Brazil from RP for cash and preferred stock of an RPR subsidiary aggregating approximately $273.2 million. The preferred shares, accounted for as minority interest in other liabilities, have a liquidation preference approximating FF645.0 million (approximately $123.1 million) and pay dividends of 7.5% per annum on a stated value of FF145.0 million. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

  In December 1995, the Company issued $500.0 million of undated capital equity notes to RP. Semiannual remuneration on the unpaid principal balance of the equity notes is based on LIBOR plus a margin and approximated $35.2 million in 1996.

 CENTEON

  The Company and Centeon participate in a cash pooling arrangement whereby the entities comprising Centeon can borrow from or lend to RPR at market terms and conditions. Receivables and investments related to Centeon classified as current assets totaled $50.2 million at December 31, 1996. At December 31, 1996, the Company's net investment in capital leasing arrangements with Centeon totaled $59.3 million; related rental income for the year totaled $3.6 million. Current liabilities due to Centeon totaled $35.3 million. Notes payable to Centeon totaled $8.4 million at December 31, 1996.

  Purchases of certain plasma-based products from Centeon totaled $27.8 million in 1996. The Company is a party to a toll manufacturing agreement with Centeon with respect to the manufacture, finishing and/or packaging of certain pharmaceutical compounds and products. Charges at full standard cost to RPR under this agreement totaled $49.5 million in 1996.

  In 1996, the Company received a net cash distribution from Centeon totaling $71.3 million.

  The Company and Centeon have entered into certain service agreements which are generally renewable on an annual basis. The Company charges Centeon for such services as treasury, accounting, information systems, product distribution, tax and legal. These charges approximated $6.0 million in 1996.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 22. CONTINGENCIES

  The Company is involved in litigation incidental to its business including, but not limited to: (1) approximately 541 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of these cases involve Armour's currently distributed AHF concentrates. In August 1996, the Company, with three other U.S. plasma fractionators defending the U.S. AHF litigation, signed a Settlement Agreement with the plaintiffs with respect to this litigation which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys fees. One significant condition of the settlement is that potential subrogation claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for federal program entitlements be maintained. The Company and the other fractionator-defendants are working with the plaintiffs' counsel to resolve these issues; (2) legal actions pending against one or more subsidiaries of the Company and various groupings of more than one hundred pharmaceutical companies, in which it is generally alleged that certain individuals were injured as a result of the development of various reproductive tract abnormalities because of in utero exposure to diethylstilbestrol ("DES") (typically, two former operating subsidiaries of the Company are named as defendants, along with numerous other DES manufacturers, when the claimant is unable to identify the manufacturer); (3) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists and consumers; and (4) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(R).

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

  The Company has been advised of its potential liability related to alleged past waste disposal practices, including potential involvement at five sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). For the majority of these sites, the Company's estimated liability is not significant. With respect to two of the sites, the Company is currently not able to estimate its share of potential liability as the assessment of site conditions, the identification of remediation methods and costs, and the quantification of relative contributions among potentially responsible parties have not yet advanced to the stage where a reasonable estimate of loss can be made.

  As of December 31, 1996, the Company had unused standby letters of credit outstanding of $101.5 million. The letters of credit are issued primarily in the form of guarantees or performance bonds.

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

  The Board of Directors, through the Audit Committee comprised solely of directors who are not employees of the Company, meets with management, the internal auditors and the independent accountants to ensure that each is properly discharging its respective responsibilities. Both the independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting. The Audit Committee met three times in 1996.

         /s/ Michel de Rosen
-------------------------------------
           MICHEL DE ROSEN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

        /s/ Patrick Langlois
-------------------------------------
          PATRICK LANGLOIS
    EXECUTIVE VICE PRESIDENT AND
       CHIEF FINANCIAL OFFICER

         /s/ Philippe Maitre
-------------------------------------
           PHILIPPE MAITRE
    VICE PRESIDENT AND CORPORATE
             CONTROLLER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

  We have audited the accompanying consolidated balance sheets of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    /s/ Coopers & Lybrand L.L.P.
-------------------------------------
      COOPERS & LYBRAND L.L.P.

Philadelphia, Pennsylvania
January 22, 1997

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES

                          QUARTERLY DATA (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                     QUARTER ENDED 1996                          QUARTER ENDED 1995
                         ------------------------------------------- -------------------------------------------
                                                                      RESTATED
                          MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                         ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net sales............... $1,272.4   $1,346.1   $1,278.0   $1,524.1   $1,098.4   $1,241.3   $1,212.7   $1,589.7
Gross profit............    838.2      902.3      907.4    1,106.7      694.4      813.6      792.8    1,094.9
Net income available to
 common shareholders....     74.0       91.9       97.4      165.4       89.5       85.7      107.3       55.3
Earnings per common
 share..................       .55        .68        .72       1.21        .66        .64        .80        .41
Market price per common
 share:
 High...................     66.875     69.250     77.750     80.500     43.500     43.125     45.875     54.500
 Low....................     50.500     58.000     62.125     66.000     36.250     40.375     40.500     43.750
Common dividends paid...       .30        .32        .32        .32        .30        .30        .30        .30

--------
Results for the third quarter of 1996 included charges of $33.8 million ($.17 per share) associated with the estimated impact of Centeon's voluntary worldwide recall of albumin products sold under the trademarks Albuminar(R) and Plasma-Plex(R).

Results for the fourth quarter of 1996 included charges of $102.6 million ($.50 per share) from the reassessment of certain intangibles and fixed asset carrying values related to AIS. Fourth quarter 1996 results also included gains on the sales of certain nonstrategic European assets totaling $110.7 million ($.51 per share).

Results for the first quarter of 1995 are restated to include the results of Cooperation Pharmaceutique Francaise and a pharmaceutical business in Brazil, acquired from Rhone-Poulenc S.A., and earnings per common share for the period reflect pro forma adjustments giving effect to interest and preferred dividends relative to these acquisitions.

Results for the first quarter of 1995 included pretax income of $11.1 million ($.04 per share) from gains on sales of certain assets and product rights ($49.5 million), including the Company's U.S. and Canadian over-the-counter businesses, net of charges for acquired research and development expense ($13.0 million) and the reassessment of certain asset carrying values ($25.4 million).

Results for the fourth quarter of 1995 included $126.5 million ($.75 per share) of acquisition-related restructuring and other charges, including $60.0 million of pretax restructuring charges, $43.6 million of acquired research and development charged to operations and $22.9 million of integration and other costs.

Earnings per common share amounts for each quarter are required to be computed independently and, therefore, the sum of the four quarters does not necessarily equal the amount computed for the total year.

Rhone-Poulenc Rorer Inc. (ticker symbol: RPR) common shares are listed and traded on the New York and Paris stock exchanges, and are traded, unlisted, on the Philadelphia, Boston, Pacific and Midwest stock exchanges. On February 28, 1997, there were 7,339 holders of record of RPR common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the directors of the Company entitled "Election of Directors" in the Company's Proxy Statement dated 1997 is incorporated herein by reference. For information relating to the executive officers of the Company, refer to "Executive Officers of the Company" on pages 9 through 10 of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information relating to executive compensation immediately before "Certain Relationships and Related Transactions" of the Company's Proxy Statement dated 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to security ownership of certain beneficial owners and management entitled "Ownership of Shares" immediately before "Control of the Company" of the Company's Proxy Statement dated 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report:

                                                                   PAGE IN THIS
                                                                    FORM 10-K
                                                                   ------------
1. Consolidated financial statements:
   Consolidated Statements of Income..............................       33
   Consolidated Balance Sheets....................................       34
   Consolidated Statements of Cash Flows..........................       35
   Notes to Consolidated Financial Statements.....................    36-59
   Responsibility for Financial Statements........................       60
   Report of Independent Accountants..............................       61

2. Financial statement schedules:
   Valuation and Qualifying Accounts (Schedule II)................       67
   Schedules not listed above have been omitted because they are not applicable.

3. Exhibits:

   The information regarding exhibits required is incorporated herein by reference to the exhibit index which precedes the exhibits filed with this report.

   (b) The Company filed no Current Reports on Form 8-K during the fourth quarter of 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                          Rhone-Poulenc Rorer Inc.

March 31, 1997
                                          By:      /s/ Michel de Rosen
                                              ---------------------------------
                                                       MICHEL DE ROSEN
                                                      CHAIRMAN AND CHIEF
                                                      EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                        TITLE                 DATE

         /s/ Michel de Rosen           Director, Chairman       March 31, 1997
-------------------------------------   and Chief Executive
           MICHEL DE ROSEN              Officer

        /s/ Patrick Langlois           Executive Vice           March 31, 1997
-------------------------------------   President and Chief
          PATRICK LANGLOIS              Financial Officer

         /s/ Philippe Maitre           Vice President and       March 31, 1997
-------------------------------------   Corporate
           PHILIPPE MAITRE              Controller (Chief
                                        Accounting Officer)

       Jean-Jacques Bertrand*          Director                 March 31, 1997
-------------------------------------
        JEAN-JACQUES BERTRAND

          Jean-Marc Bruel*             Director                 March 31, 1997
-------------------------------------
           JEAN-MARC BRUEL

         Robert E. Cawthorn*           Director and             March 31, 1997
-------------------------------------   Chairman Emeritus
         ROBERT E. CAWTHORN*

                                       Director                 March 31, 1997
-------------------------------------
        CHARLES-HENRI FILIPPI


                NAME                           TITLE                 DATE

            Dale F. Frey*              Director                 March 31, 1997
-------------------------------------
            DALE F. FREY

           Claude Helene*              Director                 March 31, 1997
-------------------------------------
            CLAUDE HELENE

      Manfred E. Karobath, MD*         Director, Executive      March 31, 1997
-------------------------------------   Vice President and
       MANFRED E. KAROBATH, MD          President, Research
                                        and Development

            Igor Landau*               Director                 March 31, 1997
-------------------------------------
             IGOR LANDAU

           James S. Riepe*             Director                 March 31, 1997
-------------------------------------
           JAMES S. RIEPE

        Timothy G. Rothwell*           Director, President      March 31, 1997
-------------------------------------   of RPR and
         TIMOTHY G. ROTHWELL            President,
                                        Pharmaceutical
                                        Operations

                                       Director                 March 31, 1997
-------------------------------------
        JEAN-PIERRE TIROUFLET

                                       Director                 March 31, 1997
-------------------------------------
          ERIC J. TOPOL, MD

* By his signature set forth below, Richard B. Young, pursuant to duly authorized powers of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Richard B. Young           Vice President,          March 31, 1997
-------------------------------------   Secretary and
          RICHARD B. YOUNG              Deputy General
                                        Counsel (Attorney-
                                        in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders of Rhone-Poulenc Rorer Inc.:

  Our report on the consolidated financial statements of Rhone-Poulenc Rorer Inc. and subsidiaries is included on page 61 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedule listed in the index on page 63 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    /s/ Coopers & Lybrand L.L.P.
-------------------------------------
      COOPERS & LYBRAND L.L.P.

Philadelphia, Pennsylvania
January 22, 1997

                                                                     SCHEDULE II

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                          ADDITIONS
                              BALANCE AT  CHARGED TO
                              BEGINNING   COSTS AND               BALANCE AT
         DESCRIPTION           OF PERIOD   EXPENSES  DEDUCTIONS* END OF PERIOD
         -----------          ---------- ----------- ----------- -------------
Year ended December 31, 1996
 Accounts receivable
 reserves....................   $87.3       161.5       137.5       $111.3
Year ended December 31, 1995
 Accounts receivable
 reserves....................   $78.6       190.1       181.4       $ 87.3
Year ended December 31, 1994
 Accounts receivable
 reserves....................   $68.3       182.3       172.0       $ 78.6

--------
*Includes accounts charged off, net of recoveries, and the effect of foreign currency rate changes.

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

    c. Articles of Amendment dated May 7, 1996 to the Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

    d. Articles of Amendment dated July 16, 1993 to the Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    e. Statement of Change of Registered Office dated April 4, 1995 related to the Amended and Restated Articles of Incorporation of the Company as of January 31, 1992 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (4)a. Deposit Agreement dated July 19, 1993 among Rhone-Poulenc Rorer Inc., Bankers Trust Company as Depository, and the holders from time to time of the Depository Receipts is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 12, 1993.

(10)    Material Contracts.

    a. Asset Purchase Agreement dated June 6, 1996 between Medeva plc, Medeva Rochester Inc. and Fisons Corporation, Fisons Investments Inc., Fisons plc, and Fisons B.V. is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

    b. License Agreement dated July 2, 1996 between Fisons Corporation, Fisons B.V., Fisons Investments Inc., Fisons plc, and Medeva Pharmaceuticals Manufacturing, Inc. is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

    c. Agreement and Plan of Merger dated October 18, 1995 among Rhone-Poulenc Rorer Inc., GCT Acquisition, Inc. and Applied Immune Sciences, Inc. is incorporated herein by reference to the Company's Schedule 14D-1 and Amendment No. 2 to Schedule 13D, filed with the Securities and Exchange Commission on October 24, 1995.

    d. Amendment No. 1 dated September 28, 1995 to the Joint Venture Agreement among Armour Pharmaceutical Company and Plasma Enterprises, Inc. and Behringwerke AG is incorporated herein by reference to the Company's Current Report on Form 8-K dated September 28, 1995.

    e. Joint Venture Agreement dated February 22, 1995 among Armour Pharmaceutical Company and Plasma Enterprises, Inc. and Behringwerke AG is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    f. Amended and Restated Asset Purchase Agreement dated as of December 22, 1994 among Rhone-Poulenc Rorer Pharmaceuticals Inc., Rhone-Poulenc Rorer Caribbean Inc. and Ciba Self-Medication, Inc. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    g. Intellectual Property Agreement dated as of December 30, 1994 between Rorer Pharmaceuticals Products Inc. and Ciba Self-Medication, Inc. is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    h. Form of Lease Agreement among the Company, Rhone-Poulenc Rorer Pharmaceuticals Inc. and the Owner Trustee is incorporated herein by reference to Exhibit 4.2.2 of the Company's Registration Statement No. 33-53378 on Form S-3, filed with the Securities and Exchange Commission on October 16, 1992.

    i. Pension Plan of Rhone-Poulenc Rorer Inc. as Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    j. Amendment 1996-1 to the Pension Plan of Rhone-Poulenc Rorer Inc. as Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

    k. Amendment 1995-1 to the Pension Plan of Rhone-Poulenc Rorer Inc. as Amended and Restated effective January 1, 1989 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    l. Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    m. Amendment 1996-1 to the Rhone-Poulenc Rorer Employee Savings Plan as Amended and Restated effective January 1, 1992 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    n. The Rorer Group Inc. Amended and Restated Stock Plan is incorporated herein by reference to the Company's Proxy Statement dated March 18, 1988, filed in connection with the April 26, 1988 Annual Meeting of Shareholders.

    o. Amendments to the Rhone-Poulenc Rorer Inc. Amended and Restated Stock Plan, adopted March 12, 1990, are incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

    p. The Rhone-Poulenc Rorer Inc. Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated June 29, 1990, filed in connection with the July 31, 1990 Annual Meeting of Shareholders.

    q. The Rhone-Poulenc Rorer Inc. 1995 Equity Compensation Plan is incorporated herein by reference to the Company's Proxy Statement dated March 21, 1995, filed in connection with the April 25, 1995 Annual Meeting of Shareholders.

    r. The Rhone-Poulenc Rorer Senior Partner Long-Term Capital Plan, effective January 1, 1994, is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    s. The Rhone-Poulenc Rorer Inc. Executive Deferral Plan, effective December 1, 1993, is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

    t. The Rhone-Poulenc Rorer Inc. Annual Performance Incentive Plan is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    u. The Rhone-Poulenc Rorer Inc. Retirement Plan for Outside Directors, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    v. The Rhone-Poulenc Rorer Inc. Supplemental Executive Retirement Plan, adopted January 1, 1988, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    w. The Rhone-Poulenc Rorer Inc. Director Deferred Compensation Plan, effective March 1, 1987, is incorporated herein by reference to the Form 8, Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    x. Acquisition Agreement, dated as of March 12, 1990, between Rorer Group Inc. and Rhone-Poulenc S.A., is incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 1990.

    y. Employment agreement with Timothy Rothwell dated January 3, 1995 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    z. Form of Change of Control Agreement entered into with various executive officers of the Company effective September 1, 1996.

   aa. The Indemnification Agreements between Rorer Group Inc. and Indemnified Representatives, effective July 1, 1987, are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

   bb. Supplemental Benefit and Deferred Compensation Trust Agreement, dated May 10, 1988, between Rorer Group Inc. and Philadelphia National Bank, as Trustee, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

  (11)  Statement re: Computation of Earnings per Share.

  (12)  Statement re: Computation of Ratios.

  (21)  Subsidiaries of the Registrant.

  (23)  Consent of Independent Accountants.

  (24)  Powers of Attorney.

  (27)  Financial Data Schedule (electronic filing only).