Form 10-Q
period 1997-03-31
RHONE POULENC RORER INC
filed 1997-05-15
CIK 217028

----------------------------------------------------------------------
----------------------------------------------------------------------
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ----------------------
                             FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997

                                OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


  For the transition period from           to

  Commission file number 1-5851


                     RHONE-POULENC RORER INC.
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PENNSYLVANIA                            23-1699163
--------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)              Identification Number)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                              19426-0107
--------------------------------------------------------------------
(Address of principal                                   (Zip Code)
executive offices)

                          (610) 454-8000
--------------------------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.          Yes  [X]     No [   ]



The number of shares of Rhone-Poulenc Rorer Inc. common stock outstanding as of the close of business April 30, 1997 was 137,175,187.

--------------------------------------------------------------------
--------------------------------------------------------------------
              The Exhibit Index is located on page 1.

                     RHONE-POULENC RORER INC.
                   QUARTERLY REPORT ON FORM 10-Q
               For the Quarter Ended March 31, 1997



                         TABLE OF CONTENTS
        --------------------------------------------------


                  PART I.  FINANCIAL INFORMATION


                                                                Page
                                                               ------
Item 1. Financial statements:

        Report of Independent Accountants                         3

        Condensed Consolidated Statements of Income               4

        Condensed Consolidated Balance Sheets                     5

        Condensed Consolidated Statements of Cash Flows           6

        Notes to Condensed Consolidated Financial Statements   7-11

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                    12-17



                    PART II.  OTHER INFORMATION


Item 3. Legal Proceedings                                     18-21

Item 4. Submission of Matters to a Vote of Security Holders      22

Item 6. Exhibits                                                 22

                 PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                   /s/   COOPERS & LYBRAND L.L.P.
                                 ----------------------------------
                                         Coopers & Lybrand L.L.P.


Philadelphia, Pennsylvania
April 21, 1997

             RHONE-POULENC RORER INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited - amounts in millions except per share data)


                                                    Three Months
                                                        Ended
                                                      March 31,
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
 Net sales                                        $1,085.8  $1,272.4

 Cost of products sold                               324.4     434.2

 Selling, delivery and administrative
   expenses                                          445.8     514.2

 Research and development expenses                   185.0     199.9
                                                  --------  --------
   Operating income                                  130.6     124.1

 Interest expense, net                                38.7      41.0

 Other (income), net                                  (5.4)    (40.8)
                                                  --------  --------
   Income before income taxes                         97.3     123.9

 Provision for income taxes                           30.5      38.9
                                                 ---------  --------
   Net income                                         66.8      85.0

 Dividends on preferred stock and
   remuneration on capital equity notes               10.1      11.0
                                                 ---------  --------
   Net income available to common
      shareholders                               $    56.7  $   74.0
                                                 =========  ========
 Primary earnings per common share               $     .41  $    .55
                                                 =========  ========
 Cash dividends per common share                 $     .32  $    .30
                                                 =========  ========
 Average common shares outstanding                   136.8     134.9
                                                 =========  ========

     See Notes to Condensed Consolidated Financial Statements.

             RHONE-POULENC RORER INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited - dollars in millions)

                                                March 31,   December 31,
                                                 1997          1996
                                               ---------     --------
ASSETS
Current:
Cash and cash equivalents                      $  111.9     $  100.6
Cash pooling arrangements with Rhone-Poulenc
S.A.                                                4.0          3.2
Short-term investments and notes receivable        66.8         38.7
Trade accounts receivable, less reserves of
$80.2 (1996: $111.3)                              781.0        984.1
Inventories                                       790.2        800.7
Other current assets                              788.5        846.2
                                              ---------     --------
               Total current assets             2,542.4      2,773.5

Time deposits, at cost                            128.4        128.4
Property, plant and equipment, net of
accumulated depreciation of $1,429.3
(1996: $1,461.1)                                1,452.6      1,525.9
Goodwill, net of accumulated amortization of
$298.1 (1996: $294.9)                           2,616.0      2,739.0
Intangibles, net of accumulated amortization
of $208.0 (1996: $231.4)                          725.3        766.7
Other assets                                      838.9        834.6
                                              ---------    ---------
               Total assets                    $8,303.6     $8,768.1
                                              =========    =========

LIABILITIES
Current:
Short-term debt                                $  169.8      $ 126.7
Accounts payable                                  485.1        594.7
Other current liabilities                       1,211.7      1,331.5
                                               --------    ---------
               Total current liabilities        1,866.6      2,052.9
Long-term debt                                  2,297.4      2,272.0
Notes payable to Rhone-Poulenc S.A. &
affiliates                                        195.2        253.0
Deferred income taxes                             192.9        218.0
Other liabilities, including minority
interests                                       1,244.9      1,322.4
                                               --------    ---------
               Total liabilities                5,797.0      6,118.3

Contingencies

SHAREHOLDERS' EQUITY
Money market preferred stock, without par
value (liquidation preference
$100,000 per share); authorized, issued
and outstanding 1,750 shares                      175.0        175.0
Capital equity notes                              500.0        500.0
Common stock, without par value; stated value
$1 per share; authorized 600,000,000 shares;
issued and outstanding 137,004,842 shares
(1996: 136,615,917 shares)                        142.0        141.6
Capital in excess of stated value                 251.4        234.8
Retained earnings                               1,850.7      1,837.9
Employee Benefits Trust                          (185.7)      (185.7)
Cumulative translation adjustments               (226.8)       (53.8)
                                               --------    ---------
              Total shareholders' equity        2,506.6      2,649.8
                                               --------    ---------
               Total liabilities and
               shareholders' equity            $8,303.6     $8,768.1
                                               ========    =========

     See Notes to Condensed Consolidated Financial Statements.

             RHONE-POULENC RORER INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - dollars in millions)


                                                 Three Months Ended
                                                     March 31,
                                                -------------------
                                                  1997       1996
                                                -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities    $  70.7    $(132.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (71.9)     (90.8)
Assets sold, net                                   --        196.4
Increase in/purchases of interest-bearing
receivables and investments                       (37.4)      --
Net investment hedging, net                         3.0       --
                                                -------    -------
   Net cash provided by (used in) investing
   activities                                    (106.3)     105.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Short-term debt, net                            31.1       23.1
   Long-term debt, net                             49.8       (4.7)
Dividends and remuneration paid                   (45.4)     (42.9)
Issuances of common stock                          16.7       34.8
                                                --------   -------
   Net cash provided by (used in) financing
   activities                                      52.2       10.3
Effect of exchange rate changes on cash and
cash equivalents                                   (5.3)      (4.8)
                                                --------    -------
Net decrease in cash and cash equivalents          11.3      (20.9)
Cash and cash equivalents at beginning of
period                                            100.6      115.4
                                                --------   --------
Cash and cash equivalents at end of period      $ 111.9    $  94.5
                                                ========   ========

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

The Company's consolidated financial statements are prepared on a basis in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. See Note 8 for disclosure of contingent liabilities and related matters.

The statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K. The Annual Report on Form 10-K for the year 1996 is on file with the Securities and Exchange Commission and should be read in conjunction with these condensed consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The Statement simplifies earnings per share calculations and requires presentation of both basic and diluted earnings per share on the face of the statement of income. The Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company's earnings per share calculations.


NOTE 2.-  OTHER (INCOME), NET

Losses from equity affiliates, principally the Company's interest in the Centeon joint venture, totaled $5.6 million in 1997 as compared with income of $37.1 million in 1996. Centeon's first quarter results were adversely affected by the temporary suspension of production and distribution at its U.S. facility related to an October 1996 voluntary worldwide recall of Albuminar(r)/Plasma-Plex(r) products and a January 1997 consent decree with the U.S. Food and Drug Administration ("FDA"). The negative contribution from Centeon for the first quarter 1997 was also impacted by $18.2 million of pretax recall-related and manufacturing start-up costs, including costs related to work-in-process and idle capacity issues and costs associated with compliance with the consent decree.

In January 1997, Centeon entered into a consent decree with the FDA which specifies conditions for the shipment by Centeon of both plasma-based products and certain pharmaceutical products manufactured at its U.S. facility. The consent decree, which has a term of at least five years, provides, among other things, that Centeon will not distribute product manufactured at the facility until (1) a third party expert retained by Centeon has inspected the facility and reported to the FDA the status of both the observations made by the FDA and Centeon's compliance with current Good Manufacturing Practices ("GMPs"), (2) Centeon has certified to its compliance with GMPs and (3) the FDA has made such inspections at the U.S. facility as it deems necessary and has notified Centeon that it appears to be in compliance with GMPs and may distribute the manufactured products.

As contemplated under the terms of the consent decree, in April
1997, the third party expert consultant submitted a final report to the FDA and to Centeon stating that Centeon had addressed the issues identified in the FDA's December 1996 report of inspection observations. In late April, Centeon certified to the FDA that the actions taken by Centeon ensure that operations at the U.S.
facility will continuously comply with GMPs and the FDA began its inspection of the facility. The FDA inspection is still ongoing and, therefore, the FDA has yet to notify Centeon as to its compliance with GMPs. Once the conditions of the consent decree are satisfied, distribution, initially on a limited basis, of plasma-based products, contingent upon completion of testing and lot release by the FDA,
and distribution of  pharmaceutical  products can  begin.   Centeon
continues to work closely with the FDA in an effort to resume distribution of the products manufactured at the U.S. facility into the marketplace. Centeon has begun a phased-in resumption of production of both plasma-based and pharmaceutical products at its U.S. facility.

Centeon sales for the first quarter of 1997, including sales to certain RPR affiliates, totaled $172.1 million (1996: $237.7 million). At $62.6 million, gross profit as a percentage of sales approximated 36% of sales (1996: 57%). Income before income taxes ("IBT") totaled $1.4 million (1996: $82.0 million).

In addition to the Company's interest in equity affiliates, other (income), net also included net gains totaling $7.1 million on foreign currency exchange contracts used to hedge a portion of the Company's non-U.S.-based forecasted quarterly pretax earnings; similar gains in the prior year period were not significant.


NOTE 3.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date March 31 reported effective income tax rate approximated 31.3% in 1997 compared with 31.4% in 1996.


NOTE 4.-  INVENTORIES

Inventories consisted of the following:

                                    March 31,         December 31,
                                       1997               1996
                                    ----------       -------------
                                        (Dollars in millions)

Finished goods                        $ 331.9            $ 376.9
Work in process                         164.2              159.8
Raw materials and supplies              294.1              264.0
                                    ----------       -------------
                                      $ 790.2            $ 800.7
                                    ==========       =============

NOTE 5.-  SHAREHOLDERS' EQUITY

                          Money                  Common       Capital
                          market     Capital     stock at     in excess              Employee    Cumulative
                          preferred  equity      stated       of stated  Retained    Benefits    translation
                          stock      notes       value        value      earnings    Trust       adjustments
                          -------    ------      ------       --------   --------    --------    ----------
                                                    (Dollars in millions)
Balance, January 1, 1997  $ 175.0    $ 500.0     $ 141.6     $ 234.8     $ 1,837.9   $ (185.7)   $  (53.8)
Net income                                                                    66.8
Cash dividends, $.32 per
common share                                                                 (43.9)
Dividends on preferred
stock                                                                         (1.7)
Remuneration on capital
equity notes                                                                  (8.4)
Issuance of shares under
employee benefit plans                                 .4       16.6
Translation adjustments                                                                            (173.0)
                          -------    -------      -------    -------     ---------   ---------    --------
Balance, March 31, 1997   $ 175.0    $ 500.0      $ 142.0    $ 251.4     $ 1,850.7   $ (185.7)   $ (226.8)
                          =======    =======      =======    =======     =========   =========    ========

NOTE 6.-  RESTRUCTURING

In December 1995, the Company established a combined $160.0 million reserve related to the restructuring of Fisons and RPR operations as a direct result of the acquisition of Fisons. The $160 million liability represented expected cash outlays, primarily severance-related, associated with eliminating approximately 1,900 positions principally in the marketing, administrative and manufacturing functions. At March 31, 1997, the remaining 1995 restructuring reserve of $34.8 million represented outstanding social costs. For
the    three-month    period   ended   March   31,    1997,    cash    outlays
associated with the 1995 restructuring program totaled $7.7 million (1996: $27.8 million).


NOTE 7.-  RELATED PARTY TRANSACTIONS


Rhone-Poulenc S.A.

The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and
Germany,    the   local   entities   have   access   to   RP   cash    pooling
arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

Receivables   from   RP   at  March  31,  1997  included   $5.6   million   in
accounts   receivable  from  sales  of  products  to  RP  and  $25.5   million
classified as other current assets.

Accounts payable related to the purchase of materials and services from RP were $8.4 million at March 31, 1997; accrued and other liabilities due to RP totaled $16.9 million. As of March 31,1997 the Company had $.2 million short-term and $195.2 million long-term debt outstanding with RP.

Sales to RP totaled $4.7 million in the first quarter; materials and services purchased from and interest paid to RP totaled $11.0 million in the first quarter. For the comparable 1996 period, sales to RP were $9.8 million; materials and services purchased from and interest paid to RP totaled $9.5 million.

In connection with the 1995 acquisitions from RP, the Company issued preferred shares to RP which have a liquidation preference approximating 645.0 million French francs (approximately $114.3 million) and pay dividends of 7.5% per annum on a stated value of
145.0 million French francs. The preferred shares are accounted for as minority interest in other liabilities. The acquisition agreements call for potential adjustments to the purchase price of
the    businesses    based    on   several   factors,    including    earnings
performance.

Centeon L.L.C.

Short-term   notes  receivable  from  Centeon,  which  bear   interest   after
45  days  at  LIBOR  plus  a  margin,  totaled  $45.7  million  at  March  31,
1997. Other current receivables related to Centeon totaled $4.5 million at March 31, 1997. At March 31, 1997, the Company's net investment in capital leasing arrangements with Centeon totaled $55.9 million. In March 1997, the Company executed a shareholders loan to Centeon for $15.0 million bearing interest at a rate of LIBOR plus a margin; the interest is payable quarterly if certain financial ratio requirements of Centeon are met. The shareholder loan is due on June 30, 1997 but is renewable for successive 90-day periods, ending on December 31, 1999, subject to certain partial repayment provisions and financial ratio requirements of Centeon. Current liabilities due to Centeon at March 31, 1997 totaled $5.2 million; short-term notes payable to Centeon totaled $29.0 million.

NOTE 8.-  CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 550 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary
("Armour"),  in  which  it  is  claimed  by  individuals  infected  with   the
Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early-and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates. In August 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, signed a Settlement Agreement with the plaintiffs with respect to this litigation which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys fees. Following a fairness hearing on May 6, 1997, the court declared the class settlement offer to be fair to the class. After consideration of insurance recoveries and existing reserves, the settlement may have a moderate adverse impact on the Company's second quarter 1997 earnings, but is not expected to have a material impact on the Company's full-year earnings; (2) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists and consumers; and (3) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(r).

The   eventual   outcomes   of  the  above  matters  of   pending   litigation
cannot be predicted with certainty. The defense of these matters and the defense of expected additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of
occurrence.   If  a  contingent  loss  is  not  probable  but  is   reasonably
possible,   the   Company  discloses  this  contingency  in   the   notes   to
its   consolidated  financial  statements  if  it  is  material.    Based   on
the information available, except for the class settlement in the U.S. AHF litigation discussed above, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

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


RESULTS  OF  OPERATIONS (FIRST QUARTER 1997  VERSUS  FIRST  QUARTER
1996)

At $57 million ($.41 per share), first quarter net income available to common shareholders was below the prior year quarter ($74 million or $.55 per share). Earnings comparisons were impacted by the reduced contribution from the Centeon joint venture due to lost business associated with the temporary suspension of production and distribution at its U.S. facility as well as recall-related and manufacturing start-up costs.

The Company's interest in Centeon's results for the remainder of 1997 will be impacted by additional recall-related and manufacturing start-up costs, reduced sales levels pending recovery of market share, and costs to regain market share. The Company expects that, based upon Centeon's anticipated second-quarter resumption of distribution, the Company will achieve a 10-14% growth in full-year reported earnings per share from prior year reported earnings per share.


Sales
At  $1,086  million, reported sales for the first quarter  declined
15%  from  the  first  quarter  of  1996.  Sales  comparisons  were
negatively   impacted   by  more  than  8  percentage   points   by
divestitures  and licensing arrangements in mid- to  late-1996  and the absence of sales in 1997 of Rynacrom(r), the OTC form of which is currently marketed by McNeil Consumer Products. The effects of currency fluctuations also negatively impacted first quarter sales (-6%). Net higher prices (principally in the U.S.) contributed less than one percentage point to the change in sales. Excluding these items, sales were essentially level quarter-on-quarter as wholesaler buying patterns in the U.S. as well as weakness in certain European markets (France, Germany) resulting from health care regulation affected the  Company's sales performance during the quarter. Overall growth in strategic products, including contributions from new products (Taxotere(r), Rilutek(r), Nasacort(r) AQ) and good performance of Azmacort(r), was offset by sales declines of non-strategic products
including   Lozol(r),   DDAVP(r)  and  shortfalls   in   sales   of
Albuminar(r) in Japan.

In  the  tables and discussion which follow, percentage comparisons
of   sales   are  presented  excluding  the  effects   of   product
divestitures and currency fluctuations unless otherwise noted.

Sales by geographic area were as follows:

                            Three Months ended
                                March 31,
                           ---------------------      %
($ in millions)              1997         1996     Change*
                           --------      -------   -------

U.S.                       $   165       $   206      -1%
                           --------      -------   -------
France                         399           472      -4%
Other Europe                   321           394      --%
Rest of World                  201           200      +9%
                           --------      -------   -------
Total Non-U.S.                 921         1,066      --%
                           --------      -------   -------
Total sales                $ 1,086       $ 1,272      --%
                           ========      =======   =======

* Percentage  change  calculation  excludes  effects   of   product
divestitures and currency fluctuations.

Sales in the United States were affected by wholesaler buying patterns and competition as good performance of Azmacort(r) and contribution from Taxotere(r) were offset by sales declines of Intal(r), Lozol(r)/indapamide and DDAVP(r).

France recorded reduced sales of Doliprane(r), Clexane(r)/Lovenox(r), and anti-infectives while contributions from Taxotere(r) added to reported sales. Generally, sales in France continued to be affected by a slowdown in market growth due in part to restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures.

Sales performance in Other Europe was mixed. Sales in Germany were essentially level with the prior year quarter as reduced sales of Maalox(r) due to competitive pressures negated contributions from oncology products (Taxotere(r), Granocyte(r)) and the newly-launched Rilutek(r). Governmental pressures affecting physician prescribing practices continued to negatively impact sales performance in the German market. Sales declines in the U.K. resulted primarily from lower export sales of the respiratory products Intal(r) and Opticrom(r) to Japan due to distributor stocking patterns. Sales of strategic products within the U.K. market experienced quarter-on-quarter sales growth. Sales gains during the quarter in Italy reflected higher sales of strategic products (Taxotere(r), Granocyte(r)). Strategic products also performed well in Central and Eastern European markets.

Sales growth in the Rest of World area reflected higher sales in Asia and Africa. Increased sales of Maalox(r) and Imovane(r)/Amoban(r) in Japan were offset by the reduction in sales of Albuminar(r) due to the suspension of production and distribution of plasma products at Centeon's U.S. facility.

The Company is focusing on innovation and leadership in targeted key therapeutic areas including respiratory & allergy, thrombosis/cardiology, anti-infectives and oncology. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company. Sales by therapeutic area were as follows:

                               Three Months ended
                                   March 31,
Therapeutic Area/Principal     ------------------         %
Offerings                       1997        1996      Change*
                               -------    --------    -------
                                     ($ in millions)
Total Respiratory & Allergy    $211         $266         -4%
   Azmacort(r)                   54           43         26%
   Intal(r)/Aarane(r)            49           62        -16%
   Nasacort(r)/Nasacort(r) AQ    15           12         30%
   Tilade(r)                     17           17          8%
Total Thrombosis/Cardiology
and Cardiovascular              193          235         -8%
   Clexane(r)/Lovenox(r)         81           84          3%
   Dilacor XR(r)                 19           20         -8%
   Lozol(r)/indapamide            4           15        -74%
Total Anti-infectives           144          155          3%
   Flagyl(r)                     29           27         11%
Central Nervous System          143          158          2%
   Doliprane(r)                  32           37         -4%
   Imovane(r)/Amoban(r)          33           34          5%
   Rilutek(r)                     8            3         N/A
Total Hormone Replacement
Therapy/Bone                     78           87         -1%
   Orudis(r)/Profenid(r)/
   Oruvail(r)                    43           47         -5%
   Calcitonins                   16           19        -10%
Total Oncology                   63           31        121%
   Granocyte(r)                  17           15         22%
   Taxotere(r)                   36            4         N/A
Other Therapeutic Areas         254          340         -7%
   Maalox(r)                     37           44         -8%
   DDAVP(r)                      12           19        -38%

* Percentage  change  calculation  excludes  effects   of   product
divestitures and currency fluctuations.

Azmacort(r) sales increased quarter-on-quarter although increased market competition negatively impacted the rate of growth in Azmacort(r) prescriptions written during the period. First quarter sales contribution from Nasacort(r) AQ more than exceeded the shortfall in sales of Nasacort(r) resulting from increased competition and expansion of the aqueous segment. Sales of Intal(r) in the U.S. and Intal(r) exports from the U.K. declined quarter-on-quarter due to prior year stocking patterns as well as competition in the United States.

Clexane(r)/Lovenox(r) posted sales gains in the Company's major markets except for France, where Lovenox(r) sales have been affected by increased competition. Clexane(r)/Lovenox(r) recently
received approval  from  the  U.S.  Food   and   Drug
Administration  ("FDA") for the prevention of deep vein  thrombosis
in  abdominal  surgery.   Sales  of
Dilacor XR(r) were slightly below prior year levels due, in part, to trade buying patterns in anticipation of the entrance of generics into the market in 1997. Sales of the Company's branded (Lozol(r)) and generic indapamide diuretics continued to be negatively impacted by generic competition.

Anti-infectives recorded sales growth in Asian and African markets. In France, sales of anti-infectives generally were affected by restricted physician prescribing practices. Zagam(r), approved by the FDA for treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis, was launched in the U.S. in late April 1997.

Sales of central nervous system products included higher sales of Imovane(r)/Amoban(r) in other European markets and contributions from sales of Rilutek(r) in Europe and the U.S. while sales of Doliprane(r) in France fell below prior year levels due to increased competitive pressures in the marketplace.

Sales of hormone replacement therapy/bone products were slightly below the prior year quarter due to lower sales of Orudis(r)/Profenid(r)/Oruvail(r) in European markets (U.K., Italy) and the continued impact of competition on calcitonin sales in many markets.

Sales of oncology products were led by sales of Taxotere(r), which has been approved in more than 50 countries for the treatment of advanced or metastatic breast cancer and in 24 countries for the treatment of non-small-cell lung cancer ("NSCLC"). Taxotere(r) was launched late in the first half of 1996 in major European markets and the U.S. and continues to show good acceptance in those markets. Taxotere(r) is approved in the U.S. for the treatment of patients with locally advanced or metastatic breast cancer whose disease has progressed during anthracycline-based therapy or who have relapsed during anthracycline-based adjuvant therapy. Taxotere(r) is approved in Japan for both breast cancer and NSCLC and is expected to be the first taxoid sold in that market when it is launched in the second quarter of 1997. Granocyte(r) also recorded good sales performance in European markets. Gliadel(r) Wafer, for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgical resection is indicated, was launched in the U.S. in the first quarter of 1997.

Declines in other therapeutic area sales reflected reduced sales of plasma derivatives, Maalox(r) and DDAVP(r). Sales of plasma derivatives, particularly Albuminar(r), sold through operations not contributed to Centeon, were significantly lower due to the temporary suspension of Centeon's U.S. manufacture and distribution of plasma-derived products. Sales of Maalox(r) were below the prior year quarter due primarily to competitive pressures in Germany. Sales declines of DDAVP(r) resulted from trade buying patterns and anticipation of the introduction of the room temperature spray form expected later in 1997.

Operating Income
                           Three Months ended March 31,
                           ----------------------------
                              1997            1996
                           -----------    -----------
                                 % of            % of       %
($ in millions)             $    Sales     $    Sales     Change
                           ----  ------   ----  ------   -------
Gross margin               $761   70.1%   $838   65.9%       -9%
Selling, delivery and
administrative expenses     446   41.1%    514   40.4%      -13%
Research and development
expenses                    185   17.0%    200   15.7%       -8%
Operating income            131   12.0%    124    9.8%       +5%


Gross margin improvement reflected the favorable impact of new products, changes in business structure, including recognition of royalty income from the Medeva transaction, and productivity initiatives. Gross margin also benefited from higher royalty income from the Company's joint venture partner on in-market sales in Japan due to a strong pollen season.

Reported selling, delivery and administrative expenses decreased quarter-on-quarter as a result of the realization of additional synergies from the integration of the Fisons business and benefits from cost containment efforts. Selling, delivery and administrative expenses increased as a percentage of sales primarily as a result of a lower comparative reported sales base.

On a reported basis, current year research and development investment was below the prior year level due to significant spending in the first half of 1996 related to several later stage projects. On a full-year basis, the Company expects that investment in research and development will approximate 17% of sales.

Operating margin growth reflected gross margin improvements and incremental synergy benefits.


Interest
First quarter net interest expense was slightly lower than the prior year period as the effect of reduced average net debt balances and the net favorable impact of non-U.S. interest rates was partially offset by imputed interest associated with certain prepaid licensing fees related to the Medeva transaction.


Other (Income), Net
Losses from equity affiliates, principally the Company's interest in the Centeon joint venture, totaled $6 million in 1997 as compared with income of $37 million in 1996. Centeon's first quarter results were adversely affected by the temporary suspension of production and distribution at its U.S. facility related to an October 1996 voluntary worldwide recall of Albuminar(r)/Plasma-Plex(r) products and a January 1997 consent decree with the FDA. The negative contribution from Centeon for the first quarter 1997 was also impacted by $18 million of pretax recall-related and manufacturing start-up costs, including costs related to work-in-process and idle capacity issues and costs associated with compliance with the consent decree.

In January 1997, Centeon entered into a consent decree with the FDA which specifies conditions for the shipment by Centeon of both plasma-based products and certain pharmaceutical products manufactured at its U.S. facility. The consent decree, which has a term of at least five years, provides, among other things, that Centeon will not distribute product manufactured at the facility until (1) a third party expert retained by Centeon has inspected the facility and reported to the FDA the status of both the observations made by the FDA and Centeon's compliance with current Good Manufacturing Practices ("GMPs"), (2) Centeon has certified to its compliance with GMPs and (3) the FDA has made such inspections at the U.S. facility as it deems necessary and has notified Centeon that it appears to be in compliance with GMPs and may distribute the manufactured products.

As contemplated under the terms of the consent decree, in April 1997, the third party expert consultant submitted a final report to the FDA and to Centeon stating that Centeon had addressed the issues identified in the FDA's December 1996 report of inspection observations. In late April, Centeon certified to the FDA that the actions taken by Centeon ensure that operations at the U.S. facility will continuously comply with GMPs and the FDA began its inspection of the facility. The FDA inspection is still ongoing and, therefore, the FDA has yet to notify Centeon as to its compliance with GMPs. Once the conditions of the consent decree are satisfied, distribution, initially on a limited basis, of plasma-based products, contingent upon completion of testing and lot release by the FDA, and distribution of pharmaceutical products can begin. Centeon continues to work closely with the FDA in an effort to resume distribution of the products manufactured at the U.S. facility into the marketplace. Centeon has begun a phased-in resumption of production of both plasma-based and pharmaceutical products at its U.S. facility.

Due to available inventory and alternate sources of supply, there was no significant interruption in supply of the Company's pharmaceutical products manufactured at the Centeon U.S. facility in the first quarter of 1997 and the Company does not expect that there will be a material impact on sales of these products in the second quarter.

Centeon sales for the first quarter of 1997, including sales to certain RPR affiliates, totaled $172 million (1996: $238 million). Gross margin approximated 36% of sales (1996: 57%). Income before
income  taxes  totaled  $1  million  (1996:  $82  million).   Sales
declines and reduced gross margin reflected the impact of lost sales of Albuminar(r)/Plasma-Plex(r) in addition to reduced sales of the other plasma-derived products whose production was also temporarily suspended and/or which are typically marketed with the albumin products. Gross margin also reflected the impact of recall-related and manufacturing start-up costs.

In addition to the Company's interest in equity affiliates, other (income), net also included net gains totaling $7 million on foreign currency exchange contracts used to hedge a portion of the Company's non-U.S.-based forecasted quarterly pretax earnings;
similar gains in the comparable prior year period were not significant.


Income Taxes
The Company's first quarter reported effective income tax rate was 31% in both 1997 and 1996.


FINANCIAL CONDITION

Restructuring Programs
In December 1995, the Company established a combined $160 million reserve related to the restructuring of Fisons and RPR operations as a direct result of the Fisons acquisition. The liability represented expected cash outlays, principally severance-related, associated with eliminating approximately 1,900 positions primarily in the marketing, administrative and manufacturing functions. Cash outlays associated with the restructuring programs totaled $8 million in the first quarter of 1997 (1996: $28 million).


Cash Flows
Operating activities yielded cash inflows of $71 million in 1997 compared with cash outflows of $132 million in 1996, reflecting decreased working capital needs and reduced cash outlays for income tax payments and restructuring activities.

Investing activities used cash of $106 million in the first quarter of 1997 and provided $106 million of cash in 1996. Current year investing cash outlays reflected capital expenditures and interest-bearing receivables with Centeon. Although first quarter spending was below the prior year period, capital expenditures on a full-year basis are expected to approximate 1996 levels. Net investing cash inflows in 1996 included $236 million from the sale of Fisons' Scientific Instruments Division.

Current year financing cash inflows of $52 million compared with $10 million in 1996 reflected higher proceeds from new borrowings partially offset by reduced proceeds from common stock issuances.

First quarter dividends paid to common shareholders totaled $44 million ($.32 per share) in 1997 and $40 million ($.30 per share) in 1996. In April 1997, the Board of Directors declared a second quarter cash dividend of $.32 per share payable on May 30, 1997 to holders of record on May 9, 1997.


Liquidity
The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments, notes receivable and time deposits) to net debt plus equity ratio increased slightly to .48 to 1 from .47 to 1 at December 31, 1996, principally as a result of a net reduction in shareholders' equity due to the exchange rate impact recorded in cumulative translation adjustments. At March 31, 1997, the Company's net debt approximated $2,351 million compared with $2,381 million at yearend 1996. The ratio of current assets to current liabilities was 1.36 to 1 at March 31, 1997 compared with 1.35 to 1 at December 31, 1996.

At March 31, 1997, the Company had total committed lines of credit of $2,325 million. Of this amount, $1,825 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. The additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. At March 31, 1997, borrowings outstanding under the Company's medium-term arrangements totaled $521 million. These borrowings plus an additional $1,569 million of short-term borrowings were classified as long-term debt at March 31, 1997 as the Company had the ability and intent to refinance these amounts on a long-term basis under the above medium-term facilities.

In 1995, the Company issued $500 million of undated capital equity notes to RP. Pursuant to the remaining portion of a $500 million shelf registration, the Company has the ability to issue $325 million in public debt securities and/or preferred shares.

In April 1997, the Company announced the authorization by its Board of Directors of the open market repurchase from time to time of up to five million of the Company's common shares, to be funded under existing lines of credit. The shares will be held in the Employee Benefits Trust to fund future employee benefits in the United States.

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

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 8 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of this Form 10-Q. Following a fairness hearing on May 6, 1997, the United States District Court for the Northern District of Illinois declared the class settlement offer by the four U.S. plasma fractionators, including the Company, defending the U.S. anti-hemophilic factor litigation to be fair to the class. The offer under the August 13, 1996 Settlement Agreement provides, subject to certain conditions, a payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys' fees. After consideration of insurance recoveries and existing reserves, the settlement may have a moderate adverse impact on the Company's second quarter 1997 earnings, but is not expected to have a material impact on the Company's full-year earnings.

                  PART II.    OTHER INFORMATION

ITEM 3.     Legal Proceedings

AHF Litigation

There are approximately 485 lawsuits in the United States, 7 in Canada and 58 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 142 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. It is not possible to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

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

In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a settlement proposal to resolve the U.S. litigation. Negotiations with the plaintiffs culminated in the signing of an August 13, 1996 Settlement Agreement which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group, and the payment of up to $40 million in attorneys fees. One significant condition of the settlement agreement was that potential subrogation claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for entitlements to public assistance be maintained.

An overwhelming majority of the HIV-infected hemophilia community has accepted the proposed settlement. The number of valid claims will not be known until all of the ineligible claimants (i.e., those not meeting the definition of a claimant, fraudulent claims, etc.) are identified and eliminated. The Settlement Administrator reported that as of May 1, 1997, there were approximately 6,064 apparently eligible claimants and approximately 535 apparently eligible opt-outs.

Following a final fairness hearing on May 6, 1997, Judge John F. Grady declared the settlement to be fair to the class. Within thirty (30) days after the judge's order becomes final, the fractionators will begin to make settlement payments in the amount of $100,000 to those eligible claimants who have signed the court approved form of release and will continue with such payments as additional eligible class members have their subrogation/reimbursement and public sector eligibility issues resolved.

The court intends to terminate the settlement and deem to be opt-outs those claimants whose subrogation/reimbursement and/or eligibility issues are not resolved by December 31, 1997. It is not currently possible to estimate the number of claimants who may ultimately become opt-outs if these specific issues cannot be resolved for them in a timely manner. However, given that the federal government, nearly all private insurance carriers and many states have already compromised their claims to the settlement moneys, the fractionators are optimistic that subrogation/reimbursement problems for a majority of claimants will be satisfactorily resolved within the time period allotted by the court. With respect to the issue of eligibility for needs-based public assistance programs, special needs trusts and possible federal legislation are expected to resolve that impediment for many affected claimants.

With respect to the AHF litigation, the Company has contractual rights to certain insurance coverage provided by carriers that insured Revlon, Inc., the party from whom it purchased Armour in 1986 ("Revlon carriers"). The Company also has access to "excess" liability insurance coverage from other carriers, effective in 1986, for certain of these cases if self-insured retention levels from relevant insurable losses are exceeded. The Company believes that there is a substantial level of coverage (including substantial coverage for legal defense expenditures) for the Company's estimated probable liability determined in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"). After consideration of insurance recoveries and existing reserves, the class settlement may have a moderate adverse impact on the Company's second quarter 1997 earnings, but is not expected to have a material adverse impact on the Company's full-year earnings.


Commercial Litigation

Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of a BM bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(r). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. A preliminary hearing on liability in the bisphosphonate development portion of the dispute was held in December 1996. A preliminary hearing on liability in the Lozol(r) portion of the matter was held in January 1997. In February 1997, based on the partial evidence provided as of that date, the arbitration panel issued a preliminary, non-binding opinion in which it questioned the merits of RPRP's defense and BM's ability to prove every element of its damages claim. A final hearing on liability in the bisphosphonate case, with the possible opportunity to present additional witnesses, is scheduled for August 1997. No final hearing date has been set in the Lozol(r) case. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position.


Antitrust Litigation

The Company has been named as a defendant in 138 antitrust lawsuits. It is presently a party to ten state court actions pending in California, two each in Minnesota and Wisconsin, and one each in the District of Columbia, Alabama, Washington, Colorado, Arizona, Maine, New York, Kansas, Florida, Tennessee and Michigan. Additionally, the Company has been named in 113 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois in Chicago (the MDL case). All of the cases brought in California state court have similarly been coordinated before a judge in the San Francisco Superior Court. The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies.

Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Minnesota and Wisconsin and the cases in the District of Columbia, Kansas, New York, Arizona, Colorado, Washington, Maine, Florida, Tennessee and Michigan allege proposed consumer class claims. An Alabama state court case that alleged a proposed consumer class was successfully removed to federal court in Alabama and transferred for coordination with the federal MDL proceeding in Chicago. The MDL judge denied plaintiffs' motion to remand the case to Alabama state court, but subsequently granted plaintiffs' motion to certify this ruling for immediate appeal to the Seventh Circuit Court of Appeals. The Seventh Circuit has not yet accepted this appeal. In October 1995, the Washington state court action was dismissed with prejudice. This ruling is currently on appeal. The New York action was similarly dismissed and is currently on appeal. The Colorado consumer case was dismissed with prejudice in January 1996 and plaintiffs did not appeal.

Many of the federal actions were brought on behalf of an alleged class of retail pharmacies throughout the United States; three of the state cases similarly allege classes of pharmacists within those states. Plaintiffs in these lawsuits seek injunctive relief and a monetary award for past damages alleged. The coordinating federal MDL court certified the class alleged in the amended consolidated Complaint in November 1994. The coordinating California state court certified retail and consumer classes in June 1995. The California cases have been stayed in order to trail the federal litigation proceedings.

In April 1996, the federal court denied summary judgment motions filed by the pharmaceutical companies but granted summary judgment motions filed by the wholesaler defendants. The court entered final judgment in favor of the wholesalers and certified certain issues relating to the denial of the manufacturer defendants' summary judgment motions for interlocutory appeal to the United States Court of Appeals for the Seventh Circuit. Plaintiffs have also filed appeals on the orders granting the wholesaler defendants' summary judgment motions. Due to the pendency of the appellate proceedings, the court withdrew the May 7, 1996 trial date previously set in the federal class conspiracy case and has not set a new trial date in any federal action. In addition, several of the companies named as defendants in the federal class action, excluding RPR, entered into a settlement with independent and chain pharmacies who are members of that class. That settlement was approved by the court on June 21, 1996. Certain plaintiffs have appealed the approval of this settlement to the United States Court of Appeals for the Seventh Circuit. In November 1996, the Company entered into a confidential settlement with the non-class, chain plaintiffs which had filed separate federal actions. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.


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

Patent and Intellectual Property Litigation

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR(r) product. In January 1995, the ITC Administrative Judge ruled that Dilacor XR(r) does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe appealed to the Court of Appeals for the Federal Circuit which affirmed the lower court's ruling in March 1997.

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

The outcomes of the referenced litigation cannot be predicted with certainty. The defense of these cases and the defense of expected additional lawsuits may require substantial legal defense expenditures. The Company follows SFAS 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset insurance recoveries that are probable of occurrence. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, except for the impact of the class settlement in the U.S. AHF litigation as discused previously, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the referenced litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4.    Submission of Matters to a Vote of Security Holders


At the Annual Meeting of Shareholders held on May 7, 1997, the six nominees to the Board of Directors were elected, four for three-year terms ending in 2000 and two for one-year terms ending in 1998, and the selection of independent accountants for 1997 was ratified.


ITEM 6.     Exhibits

a. Exhibits:

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







                               RHONE-POULENC RORER INC.
                          ---------------------------------
                               (Registrant)







May 14, 1997               /s/  PATRICK LANGLOIS
                         -----------------------------------
                                Patrick Langlois
                                Executive Vice President and
                                Chief Financial Officer




May 14, 1997               /s/  PHILIPPE MAITRE
                         ----------------------------------
                                Philippe Maitre
                                Vice President and
                                Corporate Controller

                           INDEX TO EXHIBITS




Exhibit No.
-----------

    11             Statement re computation of earnings
                   per common share.


    15             Letter re unaudited interim financial
                   information.


    27             Financial data schedule (electronic
                   filing only).