Form 10-Q
period 1997-06-30
RHONE POULENC RORER INC
filed 1997-08-06
CIK 217028

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                           ------------------------


                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1997
                                 --------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  For the transition period from           to
                                 ---------    --------

  Commission file number 1-5851
                         ------


                           RHONE-POULENC RORER INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PENNSYLVANIA                                         23-1699163
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                                           19426-0107
--------------------------------------------------------------------------------
(Address of principal                                                (Zip Code)
executive offices)

                                (610) 454-8000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes  [X]     No [_]



The number of shares of Rhone-Poulenc Rorer Inc. common stock outstanding as of the close of business June 30, 1997 was 137,401,319.

================================================================================
                   The Exhibit Index is located on page 24.

                           RHONE-POULENC RORER INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      For the Quarter Ended June 30, 1997



                               TABLE OF CONTENTS

                        -------------------------------


                        PART I.  FINANCIAL INFORMATION


                                                                Page
                                                                ----
Item 1.  Financial statements:

         Report of Independent Accountants                         3

         Condensed Consolidated Statements of Income               4

         Condensed Consolidated Balance Sheets                     5

         Condensed Consolidated Statements of Cash Flows           6

         Notes to Condensed Consolidated Financial Statements   7-12

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    13-19



                          PART II.  OTHER INFORMATION


Item 3.  Legal Proceedings                                     20-23

Item 6.  Exhibits                                                 24

                       PART I.    FINANCIAL INFORMATION



ITEM 1. Financial Statements
        --------------------



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           /s/  COOPERS & LYBRAND L.L.P.
                                           --------------------------------
                                                Coopers & Lybrand L.L.P.


Philadelphia, Pennsylvania
July 17, 1997

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - amounts in millions except per share data)



                                              Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                          -------------------------    ------------------------
                                              1997          1996         1997           1996
                                          -----------   -----------    --------      ----------
Net sales...............................  $  1,238.0    $  1,346.1    $2,323.8       $ 2,618.5
Cost of products sold...................       367.0         443.8       691.4           878.0
Selling, delivery and administrative
     expenses...........................       500.4         532.5       946.2         1,046.7
Research and development expenses.......       220.2         214.4       405.2           414.3
                                          -----------   -----------    --------      ----------
     Operating income...................       150.4         155.4       281.0           279.5
Interest expense, net...................        37.5          43.5        76.2            84.5
Other (income), net.....................       (15.4)        (36.6)      (20.8)          (77.4)
                                          -----------   -----------    --------      ----------
     Income before income taxes.........       128.3         148.5       225.6           272.4
Provision for income taxes..............        39.6          46.3        70.1            85.2
                                          -----------   -----------    --------      ----------
     Net income.........................        88.7         102.2       155.5           187.2
Dividends on preferred stock and
     remuneration on capital equity notes       11.8          10.3        21.9            21.3
                                          -----------   -----------    --------      ----------
     Net income available to common
         shareholders...................  $     76.9    $     91.9     $ 133.6       $   165.9
                                          ===========   ===========    ========      ==========
Primary earnings per common share.......  $       .56   $       .68    $    .98      $     1.23
                                          ===========   ===========    ========      ==========
Cash dividends per common share.........  $       .32   $       .32    $    .64      $      .62
                                          ===========   ===========    ========      ==========
Average common shares outstanding.......       137.1         135.7       137.0           135.3
                                          ===========   ===========    ========      ==========

           See Notes to Condensed Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - dollars in millions)

                                                               June 30,           December 31,
                                                                 1997                 1996
                                                              ----------          ------------
ASSETS
Current:
Cash and cash equivalents...................................  $   114.4           $   100.6
Cash pooling arrangements with Rhone-Poulenc S.A............        4.2                 3.2
Short-term investments and notes receivable.................       63.1                38.7
Trade accounts receivable, less reserves of $88.0
    (1996: $111.3)..........................................      858.6               984.1
Inventories.................................................      796.7               800.7
Other current assets........................................      762.3               846.2
                                                              ----------          ------------
               Total current assets.........................    2,599.3             2,773.5

Time deposits, at cost......................................      128.4               128.4
Property, plant and equipment, net of accumulated
    depreciation of $1,435.5 (1996: $1,461.1)...............    1,426.5             1,525.9
Goodwill, net of accumulated amortization of $320.3
    (1996: $294.9)..........................................    2,601.0             2,739.0
Intangibles, net of accumulated amortization of $252.2
    (1996: $231.4)..........................................      707.4               766.7
Other assets................................................      839.1               834.6
                                                              ----------          ------------
               Total assets.................................  $ 8,301.7           $ 8,768.1
                                                              ==========          ============

LIABILITIES
Current:
Short-term debt.............................................  $   157.9           $   126.7
Accounts payable............................................      427.1               594.7
Other current liabilities...................................    1,109.4             1,331.5
                                                              ----------          ------------
               Total current liabilities....................    1,694.4             2,052.9

Long-term debt..............................................    2,432.0             2,272.0
Notes payable to Rhone-Poulenc S.A. & affiliates............      187.9               253.0
Deferred income taxes.......................................      241.6               218.0
Other liabilities, including minority interests.............    1,208.4             1,322.4
                                                              ----------          ------------
               Total liabilities............................    5,764.3             6,118.3

Contingencies...............................................

SHAREHOLDERS' EQUITY
Money market preferred stock, without par value
    (liquidation preference $100,000 per share); authorized,
    issued and outstanding 1,750 shares.....................      175.0               175.0
Capital equity notes........................................      500.0               500.0
Common stock, without par value; stated value $1 per share;
    authorized 600,000,000 shares; issued and outstanding
    137,401,319 shares (1996: 136,615,917 shares)...........      142.6               141.6
Capital in excess of stated value...........................      273.9               234.8
Retained earnings...........................................    1,883.8             1,837.9
Employee Benefits Trust.....................................     (198.1)             (185.7)
Cumulative translation adjustments..........................     (239.8)              (53.8)
                                                              ----------          ------------
               Total shareholders' equity...................    2,537.4             2,649.8
                                                              ----------          ------------
               Total liabilities and shareholders' equity...  $ 8,301.7           $ 8,768.1
                                                              ==========          ============

           See Notes to Condensed Consolidated Financial Statements.

                   RHONE-POULENC RORER INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - dollars in millions)


                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                             1997       1996
                                                          ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities........... $    13.0   $   46.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................    (130.5)    (165.9)
Assets sold, net.........................................      25.7      226.0
Purchases of investments/product rights..................     (44.6)     (49.7)
Sales of investments/product rights......................      20.9       29.5
Net investment hedging, net..............................       7.7         --
                                                          ---------   --------

     Net cash provided by (used in) investing activities.    (120.8)      39.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
     Short-term debt, net................................      40.3      (71.7)
     Long-term debt, net.................................     168.5       (9.9)
Dividends and remuneration paid..........................    (109.5)    (105.2)
Issuances of common stock................................      39.8       52.5
Repurchases of common stock for the Employee Benefits
   Trust.................................................     (12.4)        --
                                                          ---------   --------
     Net cash provided by (used in) financing activities.     126.7     (134.3)

Effect of exchange rate changes on cash and cash
   equivalents...........................................      (5.1)      (6.6)
                                                          ---------   --------
Net increase (decrease) in cash and cash equivalents.....      13.8      (54.5)
Cash and cash equivalents at beginning of period.........     100.6      115.4
                                                          ---------   --------
Cash and cash equivalents at end of period............... $   114.4   $   60.9
                                                          =========   ========

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The Statement simplifies earnings per share calculations and requires presentation of both basic and diluted earnings per share on the face of the statement of income. Adoption of SFAS No. 128 will not have a material impact on the Company's earnings per share calculations.

NOTE 2.-  ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Contracts

Foreign Currency Transactions

The Company enters into foreign currency exchange contracts to minimize exposure of foreign currency transactions (such as export sales, raw materials purchases, and short-term intercompany financings) and firm commitments to fluctuating exchange rates. The Company's foreign currency transaction hedges are executed centrally to minimize transaction costs and to monitor consolidated net exposures in all currencies and the effectiveness of the hedging relationships. Contracts hedging foreign currency transactions are marked to market at each balance sheet date under the fair value method; the resulting gains or losses are recognized in other (income), net, offsetting the corresponding losses or gains on the transactions being hedged. Cash flows associated with these foreign currency exchange contracts are classified in the same category as the hedged transactions.

The Company may also seek to minimize exposure of its non-U.S.-based forecasted quarterly pretax earnings to foreign currency fluctuations by utilizing foreign currency exchange contracts. These contracts are marked to market in other (income), net at each balance sheet date. Related cash flows are classified as cash flows from operating activities.

Net Investment Hedges

The Company may utilize foreign currency exchange contracts and foreign currency-denominated borrowings to limit the exposure of its net investments in foreign subsidiaries to currency fluctuations and thereby limit the volatility of reported equity. These arrangements are designated as hedges of the Company's net foreign investments. Both realized and unrealized gains and losses on these arrangements which offset the gains and losses on the related net investments are recorded as cumulative translation adjustments ("CTA") in shareholders' equity. Cash flows associated with the hedging instruments are classified as cash flows from investing activities. If a foreign currency-denominated borrowing or foreign currency exchange contract that qualifies as a hedge of a net investment is terminated, any gains or losses previously recorded in CTA remain in CTA. These gains or losses would be recognized upon liquidation or sale of all or substantially all of the net foreign investment.

The net receivables (payables) related to the Company's foreign currency exchange contracts are included in other current assets (liabilities).

Interest Rate Swap Contracts
The Company may enter into interest rate swap contracts to manage its exposures to movements in interest rates and to minimize its overall cost of borrowings. The net receivables (payables) under interest rate swap contracts are recorded in other current assets (liabilities) and recognized as adjustments to interest expense. Cash flows related to interest rate swap contracts are included in cash flows from operating activities.

If an interest rate swap contract that hedges underlying debt on the balance sheet is terminated, the gain or loss on the contract is deferred and amortized into income as an adjustment to interest expense over the shorter of the remaining life of the terminated swap contract or the remaining time to maturity of the hedged debt. If an interest rate swap contract remains outstanding after termination of the hedging relationship, changes in the market value of the contract are recognized currently in income.


NOTE 3.-  LICENSING AGREEMENT

In June 1997, the Company licensed to Watson Laboratories, Inc. ("Watson") exclusive worldwide (except for New Zealand and Korea) distribution rights for Dilacor XR(R) and its generic equivalents for a period of four and one-half years after which time Watson has the option to purchase the product rights. Over the licensing period, RPR expects to receive from Watson annual licensing fees approximating $135.0 million and royalties on future sales of diltiazem products. In connection with the transaction, the Company transferred remaining related inventory to Watson in the second quarter for a value approximating its normal wholesaler selling price. The Company also recorded a pretax gain of $16.0 million in the second quarter on the termination of a generics diltiazem-related partnership with Watson. In July 1997, the Company received a $55 million cash payment from Watson representing the prepayment of both the second half of 1997 licensing fees/royalties and the purchase option, which is refundable if not exercised by Watson.

NOTE 4.-  OTHER (INCOME), NET

Centeon

Losses from equity affiliates, principally the Company's interest in the Centeon joint venture, totaled $14.2 million in the second quarter of 1997 and $19.8 million on a year-to date basis as compared with income of $40.6 million and $77.7 million, respectively, for the comparable prior year periods. Centeon's first half of 1997 results were adversely affected by the temporary suspension of production and distribution at its U.S. facility related to an October 1996 voluntary worldwide recall of Albuminar(R)/Plasma-Plex(R) products and a January 1997 consent decree with the U.S. Food and Drug Administration ("FDA"). The negative contribution from Centeon for the first six months of 1997 was also impacted by $31.5 million of pretax recall-related and manufacturing start-up costs, including costs related to work-in-process and idle capacity issues and costs associated with compliance with the consent decree.

In May 1997, the FDA notified Centeon that it appeared to be in compliance with current Good Manufacturing Practices and authorized resumption of distribution of plasma-based products, subject to FDA testing and lot release, and pharmaceutical products at its U.S. facility. Based on a phased-in production schedule, newly-manufactured plasma-based products were sent to the FDA for lot release in June and distribution of new production has begun on a limited basis. Centeon expects product distribution to ramp up gradually over the remainder of the year.

Centeon sales for the second quarter of 1997, including sales to certain RPR affiliates, totaled $175.9 million (1996: $259.0 million). Gross margin approximated 28% of sales (1996: 48%). Losses before the effect of income taxes totaled $17.8 million compared to income before taxes ("IBT") of $59.6 million in 1996. On a year-to-date basis, sales totaled $348.0 million (1996: $496.7 million). Gross margin approximated 32% (1996: 52%) and losses before the effect of income taxes totaled $16.5 million (1996: IBT of $141.6)

Other Items
Other (income), net included a pretax gain of $16.0 million on the termination of a partnership arrangement with Watson.

Other (income), net also included net gains totaling $7.3 million and $14.4 million for the three-and six-month periods, respectively, on foreign currency exchange contracts used to hedge a portion of the Company's non-U.S.-based forecasted quarterly pretax earnings. Similar gains totaled $4.7 million for both the comparable prior year periods.


NOTE 5.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date June 30 reported effective income tax rate approximated 31.1% in 1997 compared with 31.3% in 1996.

In July 1997, the French government proposed legislation to increase the corporate income tax on both ordinary income and capital gains. The legislation is expected to be enacted in September 1997 with retroactive effect to January 1, 1997. The Company is in the process of quantifying the impact such changes would have on its worldwide effective income tax rate, but estimates that the legislation has the potential to increase the Company's effective income tax rate by up to one and one-half percentage points.


NOTE 6.-  INVENTORIES


Inventories consisted of the following:

                                         June 30,           December 31,
                                           1997                 1996
                                       -----------         -------------
                                              (Dollars in millions)
Finished goods.......................    $  364.7             $  376.9
Work in process......................       142.7                159.8
Raw materials and supplies...........       289.3                264.0
                                       -----------         -------------
                                         $  796.7             $  800.7
                                       ===========         =============

NOTE 7.-  SHAREHOLDERS' EQUITY


                                            Money
                                           market    Capital     Common      Capital in
                                          preferred  equity     stock at     excess of     Retained
                                            stock     notes   stated value  stated value   earnings
                                        -----------  -------  ------------  ------------   --------
                                                             (Dollars in millions)
Balance, January 1, 1997...............     $175.0   $500.0      $141.6        $234.8      $1,837.9
Net income.............................                                                       155.5
Cash dividends, $.64 per common share..                                                       (87.7)
Dividends on preferred stock...........                                                        (4.7)
Remuneration on capital equity notes...                                                       (17.2)
Repurchase of shares for Employee
    Benefits Trust.....................
Issuance of shares under employee
    benefit plans......................                             1.0          39.1
Translation adjustments................
                                        -----------  -------  ------------  ------------   --------
Balance, June 30, 1997.................     $175.0   $500.0      $142.6        $273.9      $1,883.8
                                        ===========  =======  ============  ============   ========

                                            Employee         Cumulative
                                            Benefits         translation
                                             Trust           adjustments
                                          ------------     ---------------
Balance, January 1, 1997...............     $ (185.7)         $  (53.8)
Net income.............................
Cash dividends, $.64 per common share..
Dividends on preferred stock...........
Remuneration on capital equity notes...
Repurchase of shares for Employee
    Benefits Trust.....................        (12.4)
Issuance of shares under employee
    benefit plans......................
Translation adjustments................                         (186.0)
                                          ------------     ---------------
Balance, June 30, 1997.................    $  (198.1)         $ (239.8)
                                          ============     ===============


In 1997, the Company's Board of Directors approved the open market repurchase from time to time of up to five million of the Company's common shares. In the second quarter of 1997, the Company repurchased approximately 168,000 of its common shares at a cost totaling $12.4 million. These shares are held in an Employee Benefits Trust to fund future employee benefits in the United States.

In August 1997, the Company redeemed the outstanding 750 shares of Series 1 money market preferred stock for $75.0 million plus accrued dividends.

  NOTE 8.-  RESTRUCTURING

  In December 1995, the Company established a combined $160.0 million reserve related to the restructuring of Fisons and RPR operations as a direct result of the acquisition of Fisons. The liability represented expected cash outlays, primarily severance-related, associated with eliminating approximately 1,900 positions principally in the marketing, administrative and manufacturing functions. At June 30, 1997, the remaining 1995 restructuring reserve of $28.9 million represented outstanding social costs. For the three- and six-month periods ended June 30, 1997, cash outlays associated with the 1995 restructuring program totaled $2.7 million and $10.4 million, respectively (1996: $49.0 million and $76.8 million, respectively).


  NOTE 9.-  RELATED PARTY TRANSACTIONS

  Rhone-Poulenc S.A.

  The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to RP cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

  Receivables from RP at June 30, 1997 included $8.9 million in accounts receivable from sales of products to RP, $16.0 million classified as other current assets, and $6.1 million classified as other non-current assets.

  Accounts payable related to the purchase of materials and services from RP were $13.6 million at June 30, 1997; accrued and other liabilities due to RP totaled $16.6 million. As of June 30,1997 the Company had $2.7 million of short-term and $187.9 million of long-term debt outstanding with RP.

  Sales to RP totaled $6.0 million in the second quarter and $10.7 million on a year-to-date basis. Services purchased from and interest paid to RP totaled $7.4 million in the second quarter and $15.4 million for the six-month period. For the comparable 1996 periods, sales to RP were $7.9 million and $17.7 million respectively. Materials and services purchased from and interest paid to RP totaled $4.3 million and $16.0 million, respectively.

  In connection with the 1995 acquisitions from RP, a subsidiary of the Company issued preferred shares to RP which have a liquidation preference approximating 645.0 million French francs (approximately $109.7 million) and pay dividends of 7.5% per annum on a stated value of 145.0 million French francs. The preferred shares are accounted for as minority interest and are reflected in other liabilities. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

  Centeon

  Short-term notes receivable from Centeon, which bear interest after 45 days at LIBOR plus a margin, totaled $33.5 million at June 30, 1997. Other current receivables related to Centeon totaled $2.0 million at June 30, 1997. At June 30, 1997, the Company's net investment in capital leasing arrangements with Centeon totaled $55.9 million. In 1997, the Company issued a shareholders loan to Centeon totaling $22.0 million and bearing interest at LIBOR plus a margin. The shareholder loan is due on September 30, 1997, but is renewable for successive 90-day periods, ending on December 31, 1999, subject to certain partial repayment provisions and financial ratio requirements of Centeon. Current liabilities due to Centeon at June 30, 1997 totaled $6.2 million; notes payable to Centeon totaled $18.3 million. In the second quarter, the Company made a $16.0 million cash payment to Centeon representing the return of an excess distribution made in 1996 of RPR's share of Centeon's 1996 earnings.

  NOTE 10.-  CONTINGENCIES


  The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 557 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early-and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involves Armour's currently distributed AHF concentrates. In August 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, signed a Settlement Agreement with the plaintiffs with respect to this litigation which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys fees. Following a fairness hearing in May 1997, the court declared the class settlement offer to be fair to the class. In July 1997, two appeals filed with respect to the settlement were withdrawn and then dismissed by the Seventh Circuit Court of Appeals. Payment into the settlement fund will begin in August 1997; (2) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists and consumers; and (3) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(R).

  The eventual outcomes of the above matters of pending litigation cannot be predicted with certainty. The defense of these matters and the defense of additional lawsuits related to these matters may require substantial legal defense expenditures. The Company follows Statement of Financial Accounting Standards No. 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset certain insurance recoveries which are determined to be probable of occurrence. If a contingent loss is not probable but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the above matters of litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

  The Company has been advised of its potential liability related to alleged past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). The Company's estimated liability for these sites is not significant.

  ITEM 2. Management's Discussion and Analysis of Results of Operations
          --------------------------------------------------------------
          and Financial Condition
          -----------------------


  Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") is one of the largest research-based pharmaceutical companies in the world. RPR was formed in 1990 by the combination of Rorer Group Inc. ("Rorer") and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. ("RP"), based in Paris, France. RP owns approximately two-thirds of RPR's common stock and controls the Company. In June 1997, RP announced that it is studying increasing its ownership of RPR from approximately 68% to 100%; such an offer would be proposed after the expiration on July 31, 1997 of the standstill period under the Rorer acquisition agreement of March 12, 1990. The RPR Board of Directors has formed a special committee of independent directors to review any such proposal should it be made.


  RESULTS OF OPERATIONS (THREE AND SIX MONTHS ENDED JUNE 30, 1997 VERSUS COMPARABLE PRIOR YEAR PERIODS)

  At $77 million ($.56 per share), second quarter net income available to common shareholders was below the prior year quarter ($92 million or $.68 per share). Earnings comparisons were impacted by the reduced contribution from the Centeon joint venture due to lost business associated with the temporary suspension of production and distribution at its U.S. facility as well as recall-related and manufacturing start-up costs.

  On a year-to-date basis, net income available to common shareholders totaled $134 million ($.98 per share) versus $166 million ($1.23 per share).


  Sales
  At $1,238 million, reported sales for the second quarter declined 8% from the second quarter of 1996. Sales comparisons were negatively impacted by over 7 percentage points by divestitures and licensing arrangements in mid- to late-1996 and the absence of sales in 1997 of Rynacrom(R), the OTC form of which is currently marketed by McNeil Consumer Products. The effects of currency fluctuations also negatively impacted second quarter sales by over 6%. Excluding these items, sales grew almost 6% due to increased volume, including strong performance of Clexane(R)/Lovenox(R) and contributions from new products (Taxotere(R), Rilutek(R), Nasacort(R) AQ), offset by net lower prices (-1%), principally in the United States.

  On a year-to-date basis, reported sales were 11% below the prior year. After the negative effects of divestitures (-8%) and currency fluctuations (-6%), operational sales growth was 3%. Weakness in certain European markets, namely France and Germany, competitive pressures in the U.S. with respect to certain of the Company's products, and shortfalls in sales of Albuminar(R) in Japan have impacted sales performance for the first half of 1997.

  In the tables and discussion which follow, percentage comparisons of sales are presented excluding the effects of product divestitures and currency fluctuations unless otherwise noted.

Sales by geographic area were as follows:



                   Three Months ended June 30,         Six Months ended June 30,
                 ------------------------------      -----------------------------
($ in millions)                           %                                   %
                   1997      1996       Change*        1997       1996     Change*
                 --------  --------    --------      ---------   --------  -------
U.S.............  $  287    $  280       17%          $  452      $  486     10%
                 --------  --------    --------      ---------   --------  -------
France..........     389       449       -1%             788         921     -2%
Other Europe....     329       373        6%             650         768      3%
Rest of World...     233       244        6%             434         444      7%
                 --------  --------    --------      ---------   --------  -------
Total Non-U.S...     951     1,066        3%           1,872       2,133      2%
                 --------  --------    --------      ---------   --------  -------
Total sales.....  $1,238    $1,346        6%          $2,324      $2,619      3%
                 ========  ========    ========      =========   ========  =======

  * Percentage change calculation excludes effects of product divestitures and currency fluctuations.

  Second quarter sales growth in the U.S. resulted from an almost twofold increase in sales of Lovenox(R), higher sales of Azmacort(R), and increased contribution from Taxotere(R). Strong performance of Lovenox(R) reflected good growth in demand coupled with trade buying patterns. Sales of Azmacort(R) reflected increased sales to the trade. The first quarter negative impact of wholesaler buying patterns and competitive pressures with respect to certain of the Company's products (Intal(R), Lozol(R)/indapamide) affected U.S. sales results on a year-to-date basis.

  Sales in France continued to be affected by a slowdown in market growth due in part to restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures. Reduced sales of anti-infectives and Clexane(R)/Lovenox(R) in France for the three- and six-month periods more than offset contributions from Taxotere(R) and higher sales of Doliprane(R).

  Sales performance in Germany improved from earlier in the year although governmental pressures on physician prescribing practices are still affecting market growth. Sales of strategic products (Taxotere(R), Clexane(R)/Lovenox(R) and the newly-launched Rilutek(R)) increased for the three and six months. Higher sales of Maalox(R) during the quarter reflected benefits from promotional strategies although competitive pressures impacted year-to-date sales. While strategic products as a group registered growth within the U.K., reduced in-market sales of key respiratory products (Intal(R), Opticrom(R)) limited quarterly sales growth. Year-to-date sales declines for the U.K. resulted primarily from lower export sales of respiratory products to Japan due to distributor stocking patterns. Sales gains during the reported periods in Italy reflected higher sales of strategic products (Taxotere(R), Granocyte(R)). Strategic products also performed well in Central and Eastern European markets.

  Sales growth in the Rest of World area reflected higher sales of strategic products in South America and growth in Asian markets. Three- and six-month sales in Japan were significantly affected by reduced Albuminar(R) sales due to the suspension of production and distribution of plasma products at Centeon's U.S. facility.

  The Company is focusing on innovation and leadership in targeted key therapeutic areas including respiratory & allergy, thrombosis/cardiology, anti-infectives and oncology. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company. Sales by therapeutic area were as follows:

                                         Three Months ended June 30,        Six Months ended June 30,
                                      ---------------------------------  -------------------------------
Therapeutic Area/Principal Offerings
($ in millions)                          1997       1996     % Change*      1997       1996    % Change*
                                      ---------   --------  -----------  ---------   -------   ---------
Total Respiratory & Allergy........    $ 243       $ 277        -1%        $ 454      $ 543       -3%
   Azmacort(R).....................       51          41        26%          105         84       26%
   Intal(R)/Aarane(R)..............       63          72        -6%          112        134      -11%
   Nasacort(R)/Nasacort(R) AQ......       36          22        58%           51         34       48%
   Tilade(R).......................       17          20       -11%           34         37       -2%
--------------------------------------------------------------------------------------------------------
Total Thrombosis/Cardiology
   and Cardiovascular..............    $ 255       $ 247        15%        $ 448      $ 482        4%
   Clexane(R)/Lovenox(R)...........      127          93        43%          208        177       24%
   Dilacor XR(R)...................       31          28        13%           50         48        4%
--------------------------------------------------------------------------------------------------------
Total Central Nervous System.......    $ 157       $ 159        10%        $ 300      $ 317        6%
   Doliprane(R)....................       35          36         8%           67         73        2%
   Imovane(R)/Amoban(R)............       38          34        20%           71         68       13%
   Rilutek(R)......................       14           4        N/A           22          7       N/A
--------------------------------------------------------------------------------------------------------
Total Anti-infectives..............    $ 131       $ 151         1%        $ 275      $ 306        2%
   Flagyl(R).......................       29          31        -6%           58         59        2%
--------------------------------------------------------------------------------------------------------
Total Hormone Replacement
 Therapy/Bone......................    $  79       $  89        -3%        $ 157      $ 176       -2%
   Orudis(R)/Profenid(R)/Oruvail(R)       46          49        -2%           89         96       -3%
   Calcitonins.....................       14          19       -20%           30         38      -15%
--------------------------------------------------------------------------------------------------------
Total Oncology.....................    $  81       $  50        71%        $ 144      $  81       90%
   Granocyte(R)....................       19          17        24%           36         32       23%
   Taxotere(R).....................       46          23       111%           82         27       N/A
--------------------------------------------------------------------------------------------------------
Other Therapeutic Areas............    $ 292       $ 373        -3%        $ 546      $ 714       -4%
   Maalox(R).......................       38          38        11%           75         82        1%
   DDAVP(R)........................       19          24       -19%           31         43      -27%
--------------------------------------------------------------------------------------------------------

 * Percentage change calculation excludes effects of product divestitures and currency fluctuations.

Azmacort(R) and Nasacort(R) sales increases included the effect of trade buying patterns while intensified market competition negatively impacted the rate of growth in prescriptions written. Three- and six-month growth in Nasacort(R) AQ sales reflected the expansion of the aqueous segment. Second quarter declines of sales of Intal(R) resulted from a poor pollen season in Europe and competition in the United States; reduced exports from the U.K. due to prior year stocking patterns contributed to reduced Intal(R) sales on a year-to-date basis.

Clexane(R)/Lovenox(R) posted three- and six-month sales gains in the Company's major markets except for France, where Clexane(R)/Lovenox(R) sales have been affected by increased competition. The U.S. Food and Drug Administration ("FDA") recently approved Lovenox(R) for the prevention of deep vein thrombosis in abdominal surgery and, in June 1997, an FDA Advisory Committee recommended that the FDA clear Lovenox(R) for the treatment of unstable angina and non-Q-wave myocardial infarction. On June 30, 1997, the Company licensed to Watson Pharmaceuticals Inc. ("Watson") the exclusive worldwide (except for New Zealand and Korea) distribution rights to Dilacor XR(R) and its generic equivalents for a four and one-half year term, after which time Watson has the option to purchase the product rights. In connection with the licensing arrangement, the Company transferred remaining Dilacor XR(R) inventories to Watson at the end of the second quarter. Sales of the Company's branded (Lozol(R)) and generic indapamide diuretics continued to be negatively impacted by generic competition.

Three- and six-month sales growth of central nervous system products reflected higher sales of Imovane(R)/Amoban(R) in Other European markets and Japan as well as contributions from Rilutek(R) in

Europe and the United States. Sales of Doliprane(R) improved during the quarter, although increased competitive pressures in the marketplace affected sales on a year-to-date basis.

Sales of anti-infectives were comparable to the prior year for the reported periods. While sales increased in certain Asian and African markets, anti-infectives sales in France continued to be affected by restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures. Zagam(R), approved by the FDA for treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis, was launched in the U.S. in late April 1997.

Sales of hormone replacement therapy/bone products remained slightly below the prior year periods due to lower sales of Orudis(R)/Profenid(R)/Oruvail(R) in European markets (U.K., Italy) and the continued impact of competition on calcitonin sales in many markets.

Sales of oncology products were led by sales of Taxotere(R), which has been approved in 55 countries for the treatment of advanced or metastatic breast cancer and in 27 countries for the treatment of non-small-cell lung cancer ("NSCLC"). Taxotere(R) was launched late in the first half of 1996 in major European markets and the U.S. and continues to show good acceptance in those markets. Taxotere(R) is approved in the U.S. for the treatment of patients with locally advanced or metastatic breast cancer whose disease has progressed during anthracycline-based therapy or who have relapsed during anthracycline-based adjuvant therapy. Taxotere(R) was launched in Japan at the end of June 1997 where it is approved for both breast cancer and NSCLC. Granocyte(R) recorded good sales performance in other European markets for the three and six months while sales in France remained essentially at the prior year levels. The Gliadel(R) Wafer, launched in the U.S. during the first quarter of 1997 for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgical resection is indicated, added to sales of the category.

Quarterly and year-to-date declines in other therapeutic area sales primarily reflected reduced sales of plasma derivatives and DDAVP(R). Sales of plasma derivatives, particularly Albuminar(R), sold through operations not contributed to Centeon, were significantly lower due to the temporary suspension of Centeon's U.S. manufacture and distribution of plasma-derived products. Reduced sales of DDAVP(R) resulted from trade buying patterns in anticipation of the room temperature spray form which was introduced in July 1997.


Operating Income


                                    Three Months ended June 30,                      Six Months ended June 30,
                                  --------------------------------            -------------------------------------
                                       1997              1996                        1997                 1996
                                  --------------   ---------------            ----------------      ---------------
                                            % of              % of      %                 % of                 % of     %
($ in millions)                     $      Sales     $       Sales    Change     $       Sales        $       Sales   Change
                                  ------ --------- -------- -------  -------- -------- --------- ---------- -------- -------
Gross margin..................     $871    70.4%    $902     67.0%     -3%     $1,632     70.2%     $1,741     66.5%    -6%
Selling, delivery and
 administrative expenses......      500    40.4%     532     39.6%     -6%        946     40.7%      1,047     40.0%   -10%
Research and development
 expenses......................     220    17.8%     214     15.9%     +3%        405     17.4%        414     15.8%    -2%
Operating income...............     150    12.1%     155     11.5%     -3%        281     12.1%        280     10.7%     --



  Quarterly gross margin improvement reflected the favorable impact of new products and changes in business structure, including recognition of royalty income from the Medeva transaction. On a year-to-date basis, gross margin also benefited from higher royalty income from the Company's joint venture partner on in-market sales in Japan.

  Reported selling, delivery and administrative expenses ("SD&A") decreased quarter-on-quarter as benefits from cost containment initiatives exceeded increased commercial support of global products. Realization of additional synergies from the integration of the Fisons business also contributed to lower SD&A for the six-month period. SD&A increased as a percentage of sales for the reported periods primarily as a result of lower comparative reported sales bases.

  Second quarter growth in research and development reflected increased investment associated with Gencell projects, drug discovery and expanded indications of current products (Taxotere(R), Clexane(R)/Lovenox(R)). Six-month research and development expense was below the prior year level due to significant spending in the first half of 1996 related to several later stage projects.

  Growth in second quarter and six-month operating income as a percentage of sales primarily reflected gross margin improvements.


  Interest Expense, Net

  Net interest expense decreased from the comparable prior year periods due to lower average net debt balances and the net favorable impact of non-U.S. interest rates. These reductions were partially offset by imputed interest associated with certain prepaid licensing fees related to the Medeva transaction.


  Other (Income), Net

  Centeon

  Losses from equity affiliates, principally the Company's interest in the Centeon joint venture, totaled $14 million in the second quarter of 1997 and $20 million on a year-to-date basis as compared with income of $41 million and $78 million, respectively, for the comparable prior year periods. Centeon's first half of 1997 results were adversely affected by the temporary suspension of production and distribution at its U.S. facility related to an October 1996 voluntary worldwide recall of Albuminar(R)/Plasma-Plex(R) products and a January 1997 consent decree with the FDA. The negative contribution from Centeon for the first six months of 1997 was also impacted by $31 million of pretax recall-related and manufacturing start-up costs, including costs related to work-in-process and idle capacity issues and costs associated with compliance with the consent decree.

  In May 1997, the FDA notified Centeon that it appeared to be in compliance with current Good Manufacturing Practices and authorized resumption of distribution of plasma-based products, subject to FDA testing and lot release, and pharmaceutical products at its U.S. facility. Based on a phased-in production schedule, newly-manufactured plasma-based products were sent to the FDA for lot release in June and distribution of new production has begun on a limited basis. Centeon expects product distribution to ramp up gradually over the remainder of the year. Centeon's earnings performance in the near- to medium-term will be affected by the timing and associated costs of market share recovery, reduced production capacity, product mix and higher on-going production and commercial costs. In addition, as anticipated, Centeon plans to temporarily suspend production during the fourth quarter to implement additional facility enhancements.

  Centeon sales for the second quarter of 1997, including sales to certain RPR affiliates, totaled $176 million (1996: $259 million). Gross margin, including recall-related and manufacturing start-up costs, approximated 28% of sales (1996: 48%). Losses before the effect of income taxes totaled $18 million compared to income before taxes ("IBT") of $60 million in 1996. On a year-to-date basis, sales totaled $348 million (1996: $497 million). Gross margin approximated 32% (1996: 52%) and losses before the effect of income taxes totaled $17 million (1996: IBT of $142 million). Sales declines and reduced gross margin in 1997 reflected the impact of lost sales of Albuminar(R)/Plasma-Plex(R) in addition to reduced sales of certain other plasma-derived products whose production was also temporarily suspended and/or which are typically marketed with the albumin products. Negative IBT reflected reduced gross margin and higher operating expenses as a percentage of sales associated with market share recovery efforts and increased investment in key research and development projects.

  Other Items

  In June 1997, the Company recorded a pretax gain of $16 million ($.08 per share) on the termination of a partnership arrangement with Watson in connection with the licensing to Watson of the distribution rights to diltiazem products.

  Other (income), net also included net gains totaling $7 million and $14 million for the three- and six-month periods, respectively, on foreign currency exchange contracts used to hedge a portion of the Company's non-U.S.- based forecasted quarterly pretax earnings. Similar gains totaled $5 million for both the comparable prior year periods.


  Income Taxes

  The Company's year-to-date reported effective income tax rate was 31.1% in 1997 and 31.3% in 1996. In July 1997, the French government proposed legislation to increase the corporate income tax on both ordinary income and capital gains. The legislation is expected to be enacted in September 1997 with retroactive effect to January 1, 1997. The Company is in the process of quantifying the impact such changes would have on its worldwide effective income tax rate, but estimates that the legislation has the potential to increase the Company's effective income tax rate by up to one and one-half percentage points.


  FINANCIAL CONDITION

  Restructuring Programs

  In December 1995, the Company established a combined $160 million reserve related to the restructuring of Fisons and RPR operations as a direct result of the Fisons acquisition. The liability represented expected cash outlays, principally severance-related, associated with eliminating approximately 1,900 positions primarily in the marketing, administrative and manufacturing functions. Cash outlays associated with the restructuring programs totaled $10 million in the first half of 1997 (1996: $ 77 million).


  Cash Flows

  Operating activities yielded cash flows of $13 million during the first six months of 1997 compared with $47 million in 1996. Working capital needs increased during the period, while the impact of greater cash outlays for income tax payments was essentially offset by reduced outflows associated with restructuring activities. In the second quarter, the Company made a $16 million cash payment to Centeon representing the return of an excess distribution made in 1996 of RPR's share of Centeon's 1996 earnings. In June 1997, the Company received a partnership termination payment from Watson totaling $20 million. Third quarter operating cash flows will include the prepayment by Watson in July 1997 of licensing fees and royalties for the second half of 1997 totaling $40 million. In August 1997, the Company will also make payments approximating $90 million related to initial funding of its share of the class settlement with respect to the U.S. anti-hemophilic factor litigation.

  Investing activities used cash totaling $121 million in the first half of 1997 and provided $40 million of cash in 1996. Current year cash outlays included capital expenditures in support of strategic products and interest-bearing receivables with Centeon. Net investing cash inflows in 1996 included $236 million from the sale of Fisons' Scientific Instruments Division; proceeds from sales of nonstrategic assets in 1997 totaled $47 million. Although six-month spending was below the prior year period, capital expenditures on a full-year basis are expected to approximate 1996 levels.

  Current year financing cash inflows totaled $127 million compared with cash outflows of $134 million in 1996. Net proceeds from new borrowings totaled $209 million in 1997 compared with net repayments of $82 million in the year ago period. During the second quarter of 1997, the Company repurchased common shares on the open market at a cost approximating $12 million. These shares are held in an Employee Benefits Trust to fund future employee benefits in the United States. Dividends paid to common shareholders totaled $88 million ($.64 per share) in 1997 and $84 million ($.62 per share) in 1996. In July 1997, the Board of Directors declared a third quarter cash dividend of $.32 per share payable on August 29, 1997 to holders of record on August 11, 1997.


  Liquidity

  The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments, notes receivable and time deposits) to net debt plus equity ratio increased slightly to .49 to 1 from .47 to 1 at December 31, 1996, principally as a result of a net reduction in shareholders' equity due to the exchange rate impact recorded in cumulative translation adjustments. At June 30, 1997, the Company's net debt approximated $2,467 million compared with $2,381 million at year-end 1996. The ratio of current assets to current liabilities was 1.53 to 1 at June 30, 1997 compared with 1.35 to 1 at December 31, 1996, partially due to a net reduction in trade payables during the period.

  At June 30, 1997, the Company had total committed lines of credit of $2,325 million. Of this amount, $1,825 million represented multicurrency medium-term facilities with fourteen banks expiring in the year 2000. The additional $500 million represented two medium-term credit agreements with Rhone-Poulenc S.A. expiring in 2000 and 2002. At June 30, 1997, borrowings outstanding under the Company's medium-term arrangements totaled $493 million. These borrowings plus an additional $1,826 million of short-term borrowings were classified as long-term debt at June 30, 1997 as the Company had the ability and intent to refinance these amounts on a long-term basis under the above medium-term facilities.

  In August 1997, the Company redeemed the outstanding 750 shares of Series 1 money market preferred stock for $75 million plus accrued dividends utilizing existing lines of credit.

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

  The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 10 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of this Form 10-Q. Following a fairness hearing in May 1997, the United States District Court for the Northern District of Illinois declared the class settlement offer by the four U.S. plasma fractionators, including the Company, defending the U.S. anti-hemophilic factor litigation to be fair to the class. The offer under the August 1996 Settlement Agreement provides, subject to certain conditions, a payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys' fees. In July 1997, two appeals filed with respect to the settlement were withdrawn and then dismissed by the Seventh Circuit Court of Appeals. Payment into the settlement fund will begin in August 1997.

                         PART II.    OTHER INFORMATION



  ITEM 3. Legal Proceedings
          -----------------


  AHF Litigation

  There are approximately 493 lawsuits in the United States, 6 in Canada and 58 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 142 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. It is not possible to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

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

  An overwhelming majority of the HIV-infected hemophilia community has accepted the proposed settlement. The number of valid claims will not be known until all of the ineligible claimants (i.e., those not meeting the definition of a claimant, fraudulent claims, etc.) are identified and eliminated. The Settlement Administrator reports that there are currently approximately 6,000 apparently eligible claimants and approximately 535 apparently eligible opt-outs.

  On May 8, 1997, following a final fairness hearing, Judge John F. Grady declared the settlement to be fair to the class. On June 9, 1997, the last day on which to perfect an appeal from the court's final fairness order, an appeal was filed on behalf of two claimants. On June 14, 1997, a second appeal was filed on behalf of sixteen claimants pursuant to an appellate court rule permitting joinder in the original appeal. In both appeals, the claimants attacked the class settlement on a number of legal grounds, seeking the right to opt out of the settlement. Each of the appeals was subsequently withdrawn and then dismissed by the Seventh Circuit Court of Appeals, leaving the parties free to proceed with the settlement. The Company and the other fractionators will make payment into the settlement fund for claimants on August 13, 1997 and payment to the public and private insurers on August 12, 1997.

  The court intends to terminate the settlement and deem to be opt-outs those claimants whose subrogation/reimbursement and/or eligibility issues are not resolved by December 31, 1997. It is not currently possible to estimate the number of claimants who may ultimately become opt-outs if these specific issues cannot be resolved for them in a timely manner. However, given that the federal government, nearly all private insurance carriers and a majority of states have already compromised their claims to the settlement moneys, the fractionators are optimistic that subrogation/reimbursement problems for a majority of claimants will be satisfactorily resolved within the time period allotted by the court. With respect to the issue of eligibility for needs-based public assistance programs, special needs trusts and possible federal legislation are expected to resolve that impediment for many affected claimants.

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


  Commercial Litigation

  Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of a BM bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(R). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. A preliminary hearing on liability in the bisphosphonate development portion of the dispute was held in December 1996.
  A preliminary hearing on liability in the Lozol(R) portion of the matter was held in January 1997. In February 1997, based on the partial evidence provided as of that date, the arbitration panel issued a preliminary, non-binding opinion in which it questioned the merits of RPRP's defense and BM's ability to prove every element of its damages claim. A final hearing on liability in the bisphosphonate case, with the possible opportunity to present additional witnesses, is scheduled for August 1997. No final hearing date has been set in either the Lozol(R) case or the damages portion of the bisphosphonate case. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position.


  Antitrust Litigation

  The Company has been named as a defendant in 139 antitrust lawsuits. It is presently a party to eleven state court actions pending in California, two each in Minnesota and Wisconsin, and one each in the District of Columbia, Alabama, Washington, Colorado, Arizona, Maine, New York, Kansas, Florida, Tennessee, Michigan and Mississippi. Additionally, the Company has been named in 113 antitrust actions brought in several federal courts which have been coordinated before a judge in the U.S. District Court for the Northern District of Illinois in Chicago (the MDL case). The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies.

  Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Minnesota and Wisconsin and the cases in the District of Columbia, Kansas, New York, Arizona, Colorado, Washington, Maine, Florida, Tennessee, Michigan and Mississippi allege proposed consumer class claims. An Alabama state court case that alleged a proposed consumer class was successfully removed to federal court in Alabama and transferred for coordination with the federal MDL proceeding in Chicago. The Seventh Circuit has not yet accepted this appeal. In October 1995, the Washington state court action was dismissed with prejudice. This ruling is currently on appeal. The New York action was similarly dismissed and is currently on appeal. The Colorado consumer case was dismissed with prejudice in January 1996 and plaintiffs did not appeal.

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

  In April 1996, the federal court denied summary judgment motions filed by the pharmaceutical companies but granted summary judgment motions filed by the wholesaler defendants. The court entered final judgment in favor of the wholesalers and certified certain issues relating to the denial of the manufacturer defendants' summary judgment motions for interlocutory appeal to the United States Court of Appeals for the Seventh Circuit. Plaintiffs have also filed appeals on the orders granting the wholesaler defendants' summary judgment motions. These appeals were argued in late June and a decison from
  the court is expected shortly.   Due to the pendency of the appellate
  proceedings, the court withdrew the May 7, 1996 trial date previously set in the federal class conspiracy case and has not set a new trial date in any federal action. In addition, several of the companies named as defendants in the federal class action, excluding RPR, entered into a settlement with independent and chain pharmacies who are members of that class. That settlement was approved by the court on June 21, 1996. In November 1996, the Company entered into a confidential settlement with the non-class, chain plaintiffs which had filed separate federal actions. The Company believes that none of the claims against it have any merit and is vigorously defending these lawsuits.


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

  The Company has been advised of its potential liability related to alleged past waste disposal practices, including potential involvement at three sites on the U.S. National Priority List created by the Comprehensive Environmental Response Compensation and Liability Act (Superfund). The Company's estimated liability for these sites is not significant.


  Patent and Intellectual Property Litigation

  In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR(R) product. In January 1995, the ITC Administrative Judge ruled that Dilacor XR(R) does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe appealed to the Court of Appeals for the Federal Circuit which affirmed the lower court's ruling in March 1997. A petition for rehearing before the Federal Circuit en banc has been filed and
                                                      -- ----
  briefed.

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

  The outcomes of the referenced litigation cannot be predicted with certainty. The defense of these cases and the defense of additional lawsuits may require substantial legal defense expenditures. The Company follows SFAS 5 in determining whether to recognize losses and accrue liabilities relating to such matters. Accordingly, the Company recognizes a loss if available information indicates that a loss or range of losses is probable and reasonably estimable. The Company estimates such losses on the basis of current facts and circumstances, prior experience with similar matters, the number of claims and the anticipated cost of administering, defending and, in some cases, settling such claims. The Company has also recorded as an asset insurance recoveries that are probable of occurrence. If a contingent loss is not probable, but is reasonably possible, the Company discloses this contingency in the notes to its consolidated financial statements if it is material. Based on the information available, the Company does not believe that reasonably possible uninsured losses in excess of amounts recorded for the referenced litigation would have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 6. Exhibits
        --------

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



                                     RHONE-POULENC RORER INC.
                             -------------------------------------
                                     (Registrant)



August 6, 1997                  /s/  GUILLAUME PRACHE
                             -------------------------------------
                                     Guillaume Prache
                                     Senior Vice President and
                                     Chief Financial Officer



August 6, 1997                  /s/  PHILIPPE MAITRE
                             -------------------------------------
                                     Philippe Maitre
                                     Vice President and
                                     Corporate Controller

                               INDEX TO EXHIBITS



Exhibit No.
----------

  11        Statement re computation of earnings per common share.


  15        Letter re unaudited interim financial information.


  27        Financial data schedule (electronic filing only).