Form 10-Q
period 1997-09-30
RHONE POULENC RORER INC
filed 1997-11-13
CIK 217028

___________________________________________________________________
___________________________________________________________________

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    -------------------------
                           FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to

  Commission file number 1-5851


                     RHONE-POULENC RORER INC.
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


COMMONWEALTH OF PENNSYLVANIA                            23-1699163
-------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)              Identification Number)

500 ARCOLA ROAD
COLLEGEVILLE, PENNSYLVANIA                              19426-0107
-------------------------------------------------------------------
(Address of principal                                    (Zip Code)
executive offices)

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



The number of shares of Rhone-Poulenc Rorer Inc. common stock outstanding as of the close of business October 31, 1997 was 138,183,626.
__________________________________________________________________
------------------------------------------------------------------
              The Exhibit Index is located on page 27.

                 RHONE-POULENC RORER INC.
              QUARTERLY REPORT ON FORM 10-Q
          For the Quarter Ended September 30, 1997



                     TABLE OF CONTENTS
              _______________________________


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

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Rhone-Poulenc Rorer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rhone-Poulenc Rorer Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Philadelphia, Pennsylvania
October 17, 1997

             RHONE-POULENC RORER INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited - amounts in millions except per share data)



                                      Three Months       Nine Months
                                   Ended September 30,  Ended September 30,
                                   -------------------  -------------------
                                      1997      1996       1997     1996
                                   ---------  --------   -------- --------
 Net sales                          $1,168.9  $1,278.0   $3,492.7 $3,896.5

 Cost of products sold                 317.0     370.6    1,008.4  1,248.6

 Selling, delivery and
 administrative expenses               492.1     506.0    1,438.3  1,552.7

 Research and development expenses     194.3     207.2      599.5    621.5
                                    --------   -------   --------  -------
   Operating income                    165.5     194.2      446.5    473.7

 Interest expense, net                  41.0      44.6      117.2    129.1

 Other (income) expense, net             8.8      (8.5)     (12.0)   (85.9)
                                    --------   -------   --------  -------
   Income before income taxes          115.7     158.1      341.3    430.5

 Provision for income taxes             36.1      48.8      106.2    134.0
                                    --------   -------   --------  -------
   Net income                           79.6     109.3      235.1    296.5

 Dividends on preferred stock and
   remuneration on capital equity
   notes                                10.8      11.9       32.7     33.2
                                    --------   -------   --------  -------
   Net income available to common
      shareholders                    $ 68.8     $97.4     $202.4   $263.3
                                    ========   =======   ========  =======
 Primary earnings per common share    $   .50    $  .72   $   1.48  $  1.94
                                    ========   =======   ========  =======
 Cash dividends per common share      $   .32    $  .32   $    .96  $   .94
                                    ========    =======  ========  =======
 Average common shares outstanding     137.5     136.2      137.1    135.6
                                    ========    =======  ========  =======

     See Notes to Condensed Consolidated Financial Statements.

               RHONE-POULENC RORER INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited - dollars in millions)

                                             September 30, December 31,
                                                  1997        1996
                                               ----------   ----------
ASSETS
Current:
Cash and cash equivalents                      $  104.5     $ 100.6
Cash pooling arrangements with
Rhone-Poulenc S.A.                                  3.4         3.2
Short-term investments and notes receivable        71.1        38.7
Trade accounts receivable, less reserves of
$100.2 (1996: $111.3)                             832.2       984.1
Inventories                                       785.9       800.7
Other current assets                              706.3       846.2
                                               ---------   --------
               Total current assets             2,503.4     2,773.5

Time deposits, at cost                            103.3       128.4
Property, plant and equipment, net of
accumulated depreciation of $1,430.8
(1996: $1,461.1)                                1,417.2     1,525.9
Goodwill, net of accumulated amortization of
$334.7 (1996: $294.9)                           2,533.7     2,739.0
Intangibles, net of accumulated amortization
of $270.4 (1996: $231.4)                          682.5       766.7
Other assets                                      822.0       834.6
                                               ---------   ---------
               Total assets                    $8,062.1    $8,768.1
                                               =========   =========
LIABILITIES
Current:
Short-term debt                                $  172.1     $ 119.9
Notes payable to Rhone-Poulenc S.A. &
affiliates                                        123.5         6.8
Accounts payable                                  420.0       594.7
Other current liabilities                       1,065.1     1,331.5
                                               ---------   ---------
               Total current liabilities        1,780.7     2,052.9

Long-term debt                                  2,478.8     2,272.0
Notes payable to Rhone-Poulenc S.A. &
affiliates                                         22.7       253.0
Deferred income taxes                             225.5       218.0
Other liabilities, including minority
interests                                       1,116.4     1,322.4
                                               ---------   ---------
               Total liabilities                5,624.1     6,118.3

Contingencies

SHAREHOLDERS' EQUITY
Money market preferred stock, without par
value (liquidation preference
$100,000 per share); authorized, issued and
outstanding 1,000 shares (1996:  1,750)           100.0       175.0
Capital equity notes                              500.0       500.0
Common stock, without par value; stated value
$1 per share; authorized 600,000,000 shares;
issued and outstanding 137,653,069 shares
(1996: 136,615,917 shares)                        142.8       141.6
Capital in excess of stated value                 283.9       234.8
Retained earnings                               1,908.6     1,837.9
Employee Benefits Trust                          (198.1)     (185.7)
Cumulative translation adjustments               (299.2)      (53.8)
                                               ---------   ---------
               Total shareholders' equity       2,438.0     2,649.8
                                               ---------   ---------
               Total liabilities and
               shareholders' equity            $8,062.1    $8,768.1
                                               =========   =========

           See Notes to Condensed Consolidated Financial Statements.

                RHONE-POULENC RORER INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited - dollars in millions)


                                                Nine Months Ended
                                                  September 30,
                                               ---------   --------
                                                 1997        1996
                                               ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating activities    $  78.2    $ 443.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (183.9)    (221.0)
Assets sold, net                                   23.0      375.4
Purchases of investments/product rights           (56.2)    (107.2)
Sales of investments/product rights                77.9      109.2
Businesses acquired                                 1.4      (30.1)
Net investment hedging, net                        16.5       (4.1)
                                                 --------  --------
   Net cash provided by (used in) investing
    activities                                   (121.3)     122.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt borrowings (repayments):
   Short-term debt, net                           167.5    (334.3)
   Long-term debt, net                             79.8    (179.9)
Dividends and remuneration paid                  (155.2)   (151.5)
Issuances of common stock                          50.1       66.6
Redemption of money market preferred stock        (75.0)      --
Repurchases of common stock for the Employee
Benefits Trust                                    (12.5)      --
                                                ---------  --------
   Net cash provided by (used in) financing
    activities                                     54.7     (599.1)

Effect of exchange rate changes on cash and
cash equivalents                                   (7.7)      (5.9)
                                                ---------  ---------
Net increase (decrease) in cash and cash
equivalents                                         3.9      (38.9)
Cash and cash equivalents at beginning of
period                                            100.6      115.4
                                                ---------  ---------
Cash and cash equivalents at end of period      $ 104.5    $  76.5
                                                =========  =========

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

The consolidated financial statements of Rhone-Poulenc Rorer Inc. (the "Company") are prepared on a basis in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. See Note 10 for disclosure of contingent liabilities and related matters.

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

The Company may also seek to minimize exposure of its non-U.S.- based forecasted quarterly pretax earnings to foreign currency fluctuations by utilizing foreign currency exchange contracts. These contracts are marked to market in other (income), net at each balance sheet date. Related cash flows are classified as cash flows from operating activities.

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


NOTE 4.-  OTHER (INCOME) EXPENSE, NET

Centeon
Losses from equity affiliates, principally the Company's interest in the Centeon joint venture, totaled $9.6 million in the third quarter of 1997 and $29.4 million on a year-to-date basis as compared with a loss of $.2 million and income of $77.5 million for the comparable prior year periods. Centeon's 1997 results were adversely affected by the temporary suspension of production and distribution at its U.S. facility related to an October 1996 voluntary worldwide recall of Albuminar(r)/Plasma-Plex(r) products and a January 1997 consent decree with the U.S. Food and Drug Administration ("FDA"). The negative contribution from Centeon for the first nine months of 1997 was also impacted by $31.0 million of pretax recall-related and manufacturing start-up costs, including costs related to work-in-process and idle capacity issues and costs associated with compliance with the consent decree.

In May 1997, the FDA notified Centeon that it appeared to be in compliance with current Good Manufacturing Practices and authorized resumption of distribution of plasma-based products, subject to FDA testing and lot release, and pharmaceutical products at its U.S. facility. Based on a phased-in production schedule, newly-manufactured plasma-based products were sent to the FDA for lot release in June and distribution of new production has begun on a limited basis. Centeon expects product distribution to increase gradually over the remainder of the year, with the exception of a temporary interruption of production scheduled for late fourth quarter 1997 in order to implement additional facility enhancements.

Centeon sales for the third quarter of 1997, including sales to certain RPR affiliates, totaled $184.0 million (1996: $200.0 million). Gross margin approximated 30% of sales (1996: 33%). Losses before the effect of income taxes totaled $12.4 million compared to $2.0 million in 1996. On a year-to-date basis, sales totaled $532.0 million (1996: $697.0 million). Gross margin approximated 31% (1996: 47%) and losses before the effect of income taxes totaled $28.9 million (1996: IBT of $140.0)

Other Items
Other expense for the third quarter of 1997 includes approximately $6 million of fees incurred by the Company pursuant to RP's tender offer to acquire the remaining shares not previously owned by RP.

Other (income) expense, net included a pretax gain of $16.0 million on the termination of a partnership arrangement with Watson.

Other (income) expense, net also included net gains totaling $5.9 million and $20.3 million for the three-and nine-month periods, respectively, on foreign currency exchange contracts used to hedge a portion of the Company's non-U.S.-based forecasted quarterly pretax earnings. Similar gains totaled $3.2 and $7.9 million for the comparable prior year periods, respectively.



NOTE 5.-  INCOME TAXES

The Company records income tax expense based on an estimated full year effective income tax rate. The year-to-date September
30, 1997 and 1996 reported effective income tax rates approximated
31.1%.

In July 1997, the French government proposed legislation to increase the corporate income tax on both ordinary income and capital gains. The legislation has been enacted in October 1997 with retroactive effect to January 1, 1997. The Company is in the process of quantifying the impact such changes would have on its worldwide effective income tax rate, but estimates that the legislation has the potential to increase the Company's effective income tax rate by up to one and one-half percentage points.


NOTE 6.-  INVENTORIES

Inventories consisted of the following:

                                    September 30,       December 31,
                                         1997               1996
                                    -------------      -------------
                                          (Dollars in millions)
Finished goods                         $361.2             $376.9
Work in process                         131.4              159.8
Raw materials and supplies              293.3              264.0
                                    -------------      --------------
                                       $785.9             $800.7
                                    =============      ==============

NOTE 7.-  SHAREHOLDERS' EQUITY

                          Money
                          market    Capital   Common     Capital               Employee    Cumulative
                          preferred equity    stock at   in excess  Retained   Benefits    translation
                          stock     notes     stated     of stated  earnings   Trust       adjustment
                                              value      value
                          -------   -------   -------    ---------  -------    --------    -----------
                                               (Dollars in millions)
Balance, January 1, 1997  $175.0    $500.0    $141.6     $234.8     $1,837.9   $(185.7)    $(53.8)
Net income                                                             235.1
Cash dividends, $.96 per
common share                                                          (131.7)
Dividends on preferred
stock                                                                   (6.3)
Remuneration on capital
equity notes                                                           (26.4)
Repurchase of shares for
Employee Benefits Trust                                                          (12.4)
Issuance of shares under
employee benefit plans                             1.2     49.1
Redemption of FMMP stock  (75.0)
Translation adjustments                                                                       (245.4)
                          ------   ------       ------    ------      -------     ------     ------
Balance, September 30,
1997                     $100.0    $500.0       $142.8    $283.9     $1,908.6    $(198.1)    $(299.2)
                          ======   =======      =======   ======      =======     ======     =======

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

NOTE 8.-  RESTRUCTURING

In December 1995, the Company established a combined $160.0 million reserve related to the restructuring of Fisons and RPR operations as a direct result of the acquisition of Fisons. The liability represented expected cash outlays, primarily severance-related, associated with eliminating approximately 1,900 positions principally in the marketing, administrative and manufacturing functions. At September
30, 1997, the remaining 1995 restructuring reserve of $23.7 million represented outstanding social costs. For the three- and nine-month periods ended September 30, 1997, cash outlays associated with the 1995 restructuring program totaled $4.3 million and $14.7 million, respectively (1996:
$17.6 million and $94.4 million, respectively).


NOTE 9.-  MERGER WITH RHONE-POULENC S.A.

In June 1997, RP announced that it was studying increasing its ownership of RPR from approximately 68% to 100%. RP was restricted from commencing such an offer until after the expiration on July 31, 1997 of the standstill period under the Rorer acquisition agreement of March 12, 1990. The RPR Board of Directors formed a special committee of independent directors to review any such RP proposals. On August 22, 1997, RP, with the agreement of the special committee and the RPR Board of Directors itself, commenced a tender offer for RPR common stock at a price of $97 per share. On October 2, 1997, RP announced that it had received acceptances from 95.9% of the shares it did not yet own, which increased RP's ownership in the Company to 98.6%. The remaining RPR shares which were not tendered in the offer will be canceled and converted automatically into the right to receive $97 per share in cash. Following the completion of these transactions, RPR common shares will no longer be listed on any public stock exchange.


NOTE 10.- RELATED PARTY TRANSACTIONS

Rhone-Poulenc S.A.
The entities comprising the Company manage their cash separately. In the largest countries such as the U.S., France, the U.K. and Germany, the local entities have access to Rhone-Poulenc S.A. ("RP") cash pooling arrangements whereby they can, at their own request, lend to or borrow from RP at market terms and conditions.

Receivables from RP at September 30, 1997 included $8.6 million in accounts receivable from sales of products to RP, $11.7 million classified as other current assets, and $8.9 million classified as other non-current assets.

Accounts payable related to the purchase of materials and services from RP were $19.6 million at September 30, 1997;
accrued and other liabilities due to RP totaled $15.0
million. As of September 30, 1997 the Company had $22.7 million of short-term and $123.5 million of long-term debt outstanding with RP.

Sales to RP totaled $2.3 million in the third quarter and $13.0 million on a year-to-date basis. Services purchased from and interest paid to RP totaled $8.7 million in the third quarter and $24.1 million for the nine-month period. For the comparable 1996 periods, sales to RP were $8.1 million and $25.8 million respectively; services purchased from and interest paid to RP totaled $18.5 million and $34.5 million, respectively.

In connection with the 1995 acquisitions from RP, a subsidiary of the Company issued preferred shares to RP which have a liquidation preference approximating 645.0 million French francs (approximately $108.7 million) and pay dividends of 7.5% per annum on a stated value of 145.0 million French francs. The preferred shares are accounted for as minority interest and are reflected in other liabilities. The acquisition agreements call for potential adjustments to the purchase price of the businesses based on several factors, including earnings performance.

Centeon
Short-term notes receivable from Centeon, which bear interest after 45 days at LIBOR plus a margin, totaled $33.9 million at September 30, 1997. Other current receivables related to Centeon totaled $3.9 million at September 30, 1997. At September 30, 1997, the Company's net investment in capital leasing arrangements with Centeon totaled $55.7 million. In 1997, the Company issued a series of shareholder loans to Centeon aggregating $41.6 million and bearing interest at LIBOR plus a margin. The shareholder loans are due on December 31, 1997, but are renewable for successive 90-day periods, ending on December 31, 1999, subject to certain partial repayment provisions and financial ratio requirements of Centeon. Current liabilities due to Centeon at September 30, 1997 totaled $4.8 million; notes payable to Centeon totaled $24.6 million. In the third quarter, the Company made a $21.0 million cash payment to Centeon representing the return of an excess distribution made in 1996 of RPR's share of Centeon's 1996 earnings.


NOTE 11.- CONTINGENCIES

The Company is involved in litigation incidental to its business, including, but not limited to: (1) approximately 567 pending lawsuits in the United States, Canada and Ireland against the Company and its Armour Pharmaceutical Company subsidiary ("Armour"), in which it is claimed by individuals infected with the Human Immunodeficiency Virus ("HIV") that their infection with HIV and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of antihemophilic factor ("AHF") concentrates processed by Armour in the early-and mid-1980's. Armour has also been named as a defendant in certain proposed class action lawsuits filed on behalf of HIV-infected hemophiliacs and their families. None of the cases involve Armour's currently distributed AHF concentrates. In August 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, signed a Settlement Agreement with the plaintiffs with respect to this litigation which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys' fees. Following a fairness hearing in May 1997, the court declared the class settlement offer to be fair to the class. In July 1997, two appeals filed with respect to the settlement were withdrawn and then dismissed by the Seventh Circuit Court of Appeals. Payment into the settlement fund began in August 1997; (2) antitrust actions alleging that certain pharmaceutical companies, including the Company, engaged in price discrimination practices to the detriment of certain independent community pharmacists and consumers; and (3) alleged breach of contract by a subsidiary of the Company with respect to agreements involving a bisphosphonate compound and Lozol(r).

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

The Company has been advised of its potential liability related to alleged past waste disposal practices, including potential involvement at three sites on the U.S. National
Priority List created by the Comprehensive Environmental
Response, Compensation and Liability Act (Superfund).  The
Company's estimated liability for these sites is not significant.

ITEM 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition


Rhone-Poulenc Rorer Inc. ("RPR" or "the Company") is one of the largest research-based pharmaceutical companies in the world. RPR was formed in 1990 by the combination of Rorer Group Inc. ("Rorer") and substantially all of the Human Pharmaceutical Business of Rhone-Poulenc S.A. ("RP"), based in Paris, France. RP owned approximately two-thirds of RPR's common stock through October 1, 1997 and controls the Company. In June 1997, RP announced that it was studying increasing its ownership of RPR from approximately 68% to 100%. RP was restricted from commencing such an offer until after the expiration on July 31, 1997 of the standstill period under the Rorer acquisition agreement of March 12, 1990. The RPR Board of Directors formed a special committee of independent directors to review any such RP proposals. On August 22, 1997, RP, with the agreement of the special committee and the RPR Board of Directors itself, commenced a tender offer for RPR common stock at a price of $97 per share. On October 2, RP announced that it had received acceptances from 95.9% of the shares it did not yet own, which increased RP's ownership in the company to 98.6%. The remaining RPR shares which were not tendered in the offer will be canceled and converted automatically into the right to receive $97 per share in cash. Following the completion of these transactions, RPR common shares will no longer be listed on any public stock exchange.


RESULTS OF OPERATIONS (THREE- AND NINE-MONTHS ENDED SEPTEMBER 30,
1997 VERSUS COMPARABLE PRIOR YEAR PERIODS)

At $69 million ($.50 per share), third quarter net income available to common shareholders was below the prior year quarter ($97 million or $.72 per share). Earnings comparisons were impacted by the reduced contribution from the Centeon joint venture due to lost business associated with the temporary suspension of production and distribution at its U.S. facility as well as recall-related and manufacturing start-up costs.

On a year-to-date basis, net income available to common shareholders totaled $202 million ($1.48 per share) versus $263 million ($1.94 per share) in the prior period.


Sales
At $1,169 million, reported sales for the third quarter declined 9% from the third quarter of 1996. Sales comparisons were negatively impacted by 5 percentage points by divestitures and licensing arrangements in mid- to late-1996 and the 1997 transfers of Rynacrom(r) and Dilacor XR(r) product rights in the U.S. to other pharmaceutical companies. The effects of currency fluctuations also negatively impacted third quarter sales by almost 10%. Excluding these items, sales grew more than 6%, due to increased volume, including strong performance of Clexane(r)/Lovenox(r) and contributions from new products (Taxotere(r), Rilutek(r), Nasacort(r) AQ).

On a year-to-date basis, reported sales were 10% below the prior year. After the negative effects of divestitures (-7%) and currency fluctuations (-8%), operational sales growth was 4%. Strong competition in the U.S. and German respiratory markets, sales shortfalls of Albuminar(r) in Japan resulting from supply chain interruptions at Centeon and an overall slow French market have impacted sales performance for the first nine months of 1997.

In the tables and discussion which follow, sales percentage comparisons exclude the effects of product divestitures and currency fluctuations unless otherwise noted.

Sales by geographic area were as follows:


                Three Months ended         Nine Months ended
                   September 30,              September 30,
            ------------------------    -----------------------
($ in                            %                          %
millions)   1997     1996     Change*   1997    1996     Change*
            ----    -----     ------    -----   -----   -------
U.S.        $302     $309      8%       $754    $795     9%
            ----    -----     ------    -----   -----   -------
France       365      414      7%      1,153    1,335    1%
Other        273      320      5%        923    1,087    4%
Europe
Rest of
World        229      235      5%        663      679    6%
            ----    -----     ------    -----   -----   -------
Total Non-
U.S.         867      969      6%      2,739    3,101    3%
            ----    -----     ------    -----   -----   -------
Total
Sales     $1,169   $1,278      6%     $3,493   $3,896    4%
           =====    =====     ======    =====   =====   =======

*Percentage change calculation excludes effects of product divestitures and currency fluctuations.

U.S. sales growth was principally due to the continued growth of Taxotere(r) (first launched in June of 1996) and Lovenox(r). These products benefited from promotional allowances made available in September. These sales increases were partially offset by sales decreases in the U.S. respiratory product line. New market entries and heavy promotional spending by competitors were the chief causes of the declining respiratory sales.

Sales in France continued to be affected by a slowdown in market growth due in part to restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures. Export sales from France to Russia increased during the quarter, accounting for most of third quarter growth in this segment. In market France sales for both the quarter and year-to-date periods declined from prior year levels by approximately one percent.

Sales growth in the Other Europe region was led by the performance of the Company's oncological product line in Italy and Spain. These markets showed sales growth in excess of 15% for the quarter and year-to-date periods. Sales performance in Germany trailed prior year performance by 3 percentage points versus the prior year (2% for the quarter). In the U.K., domestic sales are approximately in line with prior year levels, with newer products offsetting declines in maturing product lines. U.K. export sales of respiratory products to Japan recovered during the quarter, bringing year-to-date results on par with the prior year.

Sales growth in the Rest of World area reflected higher sales of strategic products throughout Central and South America, with operational sales growth of almost 30% for the quarter and year-to-date periods in these markets. These sales gains were largely offset by reduced Albuminar(r) sales in Japan due to the suspension of production and distribution of plasma products at Centeon's U.S. facility.

The Company is focusing on innovation and leadership in targeted key therapeutic areas including respiratory & allergy, thrombosis/cardiology, anti-infectives, and oncology. Certain reclassifications of amounts shown in prior periods have been made between therapeutic area categories to conform to classifications now used by the Company. Sales by therapeutic area were as follows:

                          Three Months ended    Nine Months ended
                            September 30,         September 30,
                         -------------------   -------------------
Therapeutic
Area/Principal Offerings                  %                     %
($ in millions)          1997   1996  Change*  1997   1996  Change*
                         ----   ----  ------   ----   ----  ------
Total Respiratory &
Allergy                 $194   $262     -20%   $648    $805    -9%
   Azmacort(r)            60     81     -27%    165     165     -
   Intal(r)/Aarane(r)     42     68     -32%    154     202    -18%
   Nasacort(r)/           26     26      -       77      60     28%
   Nasacort(r) AQ
   Tilade(r)              18     26     -22%     52      63    -10%
Total Thrombosis/
Cardiology
and Cardiovascular      $214   $244      11%   $662    $726      6%
   Clexane(r)/
   Lovenox(r)            115     96      29%    323     273     26%
   Dilacor XR(r)          -      26      -       50      74      3%
Total Central Nervous
System                  $139   $156       2%   $439    $473      5%
   Imovane(r)/Amoban(r)   33     36       4%    104     104     10%
   Doliprane(r)           23     33     -15%     90     106     -3%
   Rilutek(r)             13      7      84%     35      14    158%
Total Anti-infectives   $130   $142       7%   $405    $448      4%
   Flagyl(r)              33     33       7%     91      92      4%
Total Hormone
Replacement
Therapy/Bone             $69    $81      -3%   $216    $244     -2%
   Orudis(r)/Profenid(r)/
   Oruvail(r)             42     48      -4%    131     144     -3%
   Calcitonins            13     17     -11%     43      55    -13%
Total Oncology          $109    $58     104%   $263    $152     87%
   Taxotere(r)            70     23     218%    152      50    220%
   Granocyte(r)           18     18      19%     54      50     22%
Other Therapeutic Areas $314   $335      11%   $860  $1,048      1%
   Maalox(r)              38     40       6%    113     122      2%
   DDAVP(r)               42     32      30%     73      75     -3%

*Percentage change calculation excludes effects of product divestitures and currency fluctuations.

Third quarter 1997 sales for Azmacort(r) and Nasacort(r) were affected by second quarter promotional allowances. Market competition has negatively impacted the rate of growth in prescriptions written. Three- and nine-month growth in Nasacort(r) AQ sales reflected the expansion of the aqueous segment. Third quarter sales declines of Intal(r) resulted from a weak pollen season in Europe and competition in the United States.

Clexane(r)/Lovenox(r) posted three- and nine-month sales gains in the Company's major markets except for France, where Clexane(r)/Lovenox(r) sales have been affected by increased competition. The U.S. Food and Drug Administration ("FDA") recently approved Lovenox(r) for the prevention of deep vein thrombosis in abdominal surgery and, in June 1997, an FDA Advisory Committee recommended that the FDA clear Lovenox(r) for the treatment of unstable angina and non-Q-wave myocardial infarction. Marketing clearance for this usage was received in France and Denmark during September 1997. On June 30, 1997, the Company licensed to Watson Pharmaceuticals Inc. ("Watson") the exclusive worldwide (except for New Zealand and Korea) distribution rights to Dilacor XR(r) and its generic equivalents for a four and one-half year term, after which time Watson has the option to purchase the product rights. Sales of the Company's branded (Lozol(r)) and generic indapamide diuretics continued to be negatively impacted by generic competition.

Central nervous system products showed marginal growth over prior year periods, led by the recent introduction of Rilutek(r) in the United States, Other Europe and France. Doliprane(r) sales in France resumed their decline as a result of direct market competition.

Sales of anti-infectives were comparable to the prior year for the reported periods. While sales increased in certain Asian and African markets, anti-infectives sales in France continued to be affected by restricted physician prescribing practices in response to on-going government initiatives to reduce health care expenditures. During the third quarter, the Company filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a European Marketing Authorization Application to the Medicine Control Agency in the United Kingdom seeking the approval to market Synercid(r), an injectible streptogramin antibiotic for use in serious to life threatening gram-positive infections. Zagam(r), which was approved by the FDA for treatment of community-acquired pneumonia and acute bacterial exacerbations of chronic bronchitis, was launched in the U.S. in late April 1997.

Sales of hormone replacement therapy/bone products remained slightly below the prior year periods due to lower sales of Orudis(r)/Profenid(r)/Oruvail(r) in European markets (U.K., Italy) and the continued impact of competition on calcitonin sales in many markets.

Sales of oncology products were led by Taxotere(r), which was launched late in the first half of 1996 in major European markets and the U.S. and continues to show good acceptance in those markets. Taxotere(r) was launched in Japan at the end of June 1997. Granocyte(r) recorded good sales performance in other European markets for the three- and nine-months while sales in France remained essentially at prior year levels.

Quarterly and year-to-date declines in other therapeutic area sales primarily reflected reduced sales of plasma derivatives. Sales of plasma derivatives, particularly Albuminar(r), sold through operations not contributed to Centeon, were significantly lower due to the temporary suspension of Centeon's U.S. manufacture and distribution of plasma-derived products. Sales of DDAVP(r) increased during the quarter due to the July 1997 introduction of a room temperature spray form, and third quarter 1997 promotional allowances.

Operating Income
                      Three Months ended           Nine Months ended
                        September 30,                September 30,
                   ----------------------        ---------------------
                        1997       1996             1997         1996
                   ______________________        _____________________
                         % of       % of    %          % of         % of    %
($ in millions)      $   Sales   $  Sales Change   $   Sales   $    Sales Change
                   ----  ----- ---- ----- ------ ----- ----- -----  ----- -----
Gross margin       $852  72.9% $907 71.0%  -6%  $2,484 71.1% $2,648 68.0%  -6%
Selling, delivery
 and administrative
 expenses           492  42.1%  506 39.6%  -3%   1,438 41.2%  1,553 39.8%  -7%
Research and
 development
 expenses           194  16.6%  207 16.2%  -6%     600 17.2%    622 16.0%  -4%
Operating income    166  14.2%  194 15.2% -15%     446 12.8%    474 12.2%  -6%


Quarterly gross margin improvement is principally due to the introduction of new products and of licensing fee revenue from the Dilacor transaction. On a year-to-date basis, the 1997 gross margin also benefited from 9 months (vs. 3 months in 1996) of licensing fee revenue as a result of the transfer of product rights to Medeva.

Selling, delivery and administrative expenses ("SD&A") decreased quarter-on-quarter as favorable exchange rate variances offset the additional investments made in developing the Company's commercial presence in Eastern
Europe. SD&A increased as a percentage of sales for the reported periods primarily as a result of a lower comparative reported sales base.

Reported research and development spending decreased versus prior periods, principally due to the impact of exchange rate fluctuations. On an operational basis, R&D spending increased approximately 2% over prior year periods.
Spending increases reflect expanded clinical trials in developing new indications for current products
(Taxotere(r), Clexane(r)/Lovenox(r)).


Interest Expense, Net
Net interest expense decreased from the comparable prior year periods principally due to the redenomination of debt balances into non-U.S. currencies which carry lower interest rates. Lower average net debt balances also contributed to the lower interest expense; however net debt increased during third quarter 1997 as a result of the redemption of $75 million of preferred stock and the $84 million payment into a fund in settlement of AHF (anti-hemophilic factor) litigation (See Item 3 - Legal Proceedings).


Other (Income), Net
Centeon
Losses from equity affiliates, principally the Company's interest in the Centeon joint venture, totaled $10 million in the third quarter of 1997 and $29 million on a year-to-date basis. Centeon's 1997 results were adversely affected by the temporary suspension of production and distribution at its U.S. facility related to an October 1996 voluntary worldwide recall of Albuminar(r)/Plasma-Plex(r) products and a January 1997 consent decree with the FDA. The negative contribution from Centeon for the first nine months of 1997 was also impacted by $31 million of pretax recall-related and manufacturing start-up costs, including costs related to work-in-process and idle capacity issues and costs associated with compliance with the consent decree. The 1996 third quarter income from affiliates was essentially nil, after absorbing Centeon related recall costs of $34 million. Equity income for the nine month 1996 period was $78 million.

In May 1997, the FDA notified Centeon that it appeared to be in compliance with current Good Manufacturing Practices and authorized resumption of distribution of plasma-based products, subject to FDA testing and lot release, and pharmaceutical products at its U.S. facility. Based on a phased-in production schedule, newly-manufactured plasma-based products were sent to the FDA for lot release in June and distribution has begun on a limited basis. Centeon expects product distribution to ramp up gradually over the remainder of the year. Centeon's earnings performance in the near- to medium-term will be affected by the timing and associated costs of market share recovery, reduced production capacity, product mix and higher on-going production and commercial costs. In addition, Centeon plans a scheduled interruption in production during late fourth quarter 1997 and into early first quarter 1998 to implement additional facility enhancements.

Centeon sales for the third quarter of 1997, including sales to certain RPR affiliates, totaled $184 million (1996: $200 million). Gross margin, including recall-related and manufacturing start-up costs, approximated 30% of sales (1996: 33%). Losses before the effect of income taxes totaled $12 million compared to losses before taxes ("IBT") of $2 million in 1996. On a year-to-date basis, sales totaled $532 million (1996: $697 million). Gross margin approximated 31% (1996: 47%) and losses before the effect of income taxes totaled $29 million (1996: IBT of $140 million). Sales declines and reduced gross margin in 1997 reflected the impact of lost sales of Albuminar(r)/Plasma-Plex(r) in addition to reduced sales of certain other plasma-derived products whose production was also temporarily suspended. Negative IBT reflected reduced gross margin and higher operating expenses as a percentage of sales associated with market share recovery efforts and increased investment in key research and development projects.

Other Items
Other expense for the third quarter of 1997 includes approximately $6 million of fees incurred by the Company pursuant to RP's tender offer to acquire the remaining shares not previously owned by RP.

In June 1997, the Company recorded a pretax gain of $16 million ($.08 per share) on the termination of a partnership arrangement with Watson in connection with the licensing to Watson of the distribution rights to diltiazem products.

Other (income), net also included net gains totaling $6 million and $20 million for the three- and nine-month periods, respectively, on foreign currency exchange contracts used to hedge a portion of the Company's non-U.S.- based forecasted quarterly pretax earnings. Similar gains totaled $3 million and $8 million for the comparable prior year periods.


Income Taxes
The Company's year-to-date reported effective income tax rate was 31.1% in 1997 and 31.1% in 1996. In July 1997, the
French government proposed legislation to increase the corporate income tax on both ordinary income and capital gains. The legislation has been enacted in October 1997 with retroactive effect to January 1, 1997. The Company is in the process of quantifying the impact such changes would have on its worldwide effective income tax rate, but estimates that the legislation has the potential to increase the Company's effective income tax rate by up to one and one-half percentage points.


FINANCIAL CONDITION

Restructuring Programs
In December 1995, the Company established a combined $160 million reserve related to the restructuring of Fisons and RPR operations as a direct result of the Fisons acquisition. The liability represented expected cash outlays, principally severance-related, associated with eliminating approximately 1,900 positions primarily in the marketing, administrative and manufacturing functions. Cash outlays associated with the restructuring programs totaled $15 million in the first nine months of 1997 (1996: $ 94 million).


Cash Flows
Operating activities yielded cash flows of $78 million during the first nine months of 1997 compared with $444 million in 1996. Operating cash flows in 1996 benefited from the prepayment of certain licensing fees associated with the Medeva transaction. Working capital needs and cash outlays for income taxes increased during the period which were essentially offset by reduced outflows associated with restructuring activities.
In the second and third quarters, the Company made cash payments aggregating $21 million to Centeon representing the return of an excess distribution made in 1996 of RPR's share of Centeon's 1996 earnings. In June 1997, the Company received a partnership termination payment from Watson totaling $20 million. Third quarter operating cash flows include the prepayment by Watson in July 1997 of licensing fees and royalties for the second half of 1997 totaling $40 million. In August 1997, the Company also made payments approximating $84 million related to initial funding of its share of the class settlement with respect to the U.S. anti-hemophilic factor litigation.

Investing activities used cash totaling $121 million in the first nine months of 1997 and provided $122 million of cash in 1996. Current year cash outlays included capital expenditures in support of strategic products and interest-bearing receivables with Centeon. Net investing cash inflows in 1996 included proceeds from the divestiture of Fisons' Scientific Instruments Division; and the sales of assets in the U.K., Spain and Italy as well as Medeva related proceeds. Proceeds from sales of similar non-strategic assets in 1997 totaled $101 million. Capital expenditures for 1997 on a full-year basis are expected to approximate $300 million (1996: $341 million).

Current year financing cash inflows totaled $55 million compared with cash outflows of $599 million in 1996. Net proceeds from new borrowings totaled $247 million in 1997 compared with net repayments of $514 million in the year ago period. During the second quarter of 1997, the Company repurchased common shares on the open market at a cost approximating $12 million. These shares are held in an Employee Benefits Trust to fund future employee benefits in the United States. Dividends paid to common shareholders totaled $132 million ($.96 per share) in 1997 and $127 million ($.94 per share) in 1996. The Company has made no announcement concerning future dividends pending the resolution of RP's tender offer.


Liquidity
The Company's net debt (short- and long-term debt including notes payable to RP, less cash and cash equivalents, cash pooling arrangements, short-term investments, notes receivable and time deposits) to net debt plus equity ratio increased to
 .51 to 1 from .47 to 1 at December 31, 1996, principally as a result of a net reduction in shareholders' equity due to the exchange rate impact recorded in cumulative translation adjustments. At September 30, 1997, the Company's net debt approximated $2,515 million compared with $2,381 million at year-end 1996. The ratio of current assets to current liabilities increased to 1.41 to 1 at September 30, 1997 compared with 1.35 to 1 at December 31, 1996, partially due to a net reduction in trade payables and other current liabilities during the period.

At September 30, 1997, the Company had total committed lines of credit of $2,175 million. Of this amount, $1,925 million represented multicurrency medium-term facilities with fifteen banks expiring primarily in the year 2000. The additional $250 million represented one medium-term credit agreement with Rhone-Poulenc S.A. expiring in 2000. At September 30, 1997, borrowings outstanding under the Company's medium-term arrangements totaled $320 million. These borrowings plus an additional $1,855 million of short-term borrowings were classified as long-term debt at September 30, 1997 as the Company had the ability and intent to refinance these amounts on a long-term basis under the above medium-term facilities.

In August 1997, the Company redeemed 750 outstanding shares of Series 1 money market preferred stock for $75 million plus accrued dividends utilizing existing lines of credit.

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

The Company is involved in litigation incidental to its business. A discussion of contingencies appears in Note 11 of the Notes to Condensed Consolidated Financial Statements and in Legal Proceedings in Part II of this Form 10-Q. Following a fairness hearing in May 1997, the United States District Court for the Northern District of Illinois declared the class settlement offer by the four U.S. plasma fractionators, including the Company, defending the U.S. anti-hemophilic factor litigation to be fair to the class. The offer under the August 1996 Settlement Agreement provides, subject to certain conditions, a payment of $100,000 to each eligible claimant or claimant group and the payment of up to $40 million in attorneys' fees. In July 1997, two appeals filed with respect to the settlement were withdrawn and then dismissed by the Seventh Circuit Court of Appeals. Payment into the settlement fund began in August 1997.


Recently Issued Accounting Standards
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal periods ending after December 15, 1997. The Statement simplifies earnings per share calculations and requires presentation of both basic and full diluted earnings per share on the face of the statement of income. The Company does not expect that adoption of SFAS No. 128 will have a material impact on the Company's earnings per share calculations.

PART II.    OTHER INFORMATION

ITEM 3.     Legal Proceedings

AHF Litigation

There are approximately 505 lawsuits in the United States, 4 in Canada and 58 in Ireland pending against the Company's Armour Pharmaceutical Company ("Armour") subsidiary, and in some instances, the Company and certain of its other subsidiaries, in which individuals with hemophilia and infected with the Human Immunodeficiency Virus ("HIV"), or their representatives claim that such infection and, in some cases, resulting illnesses, including Acquired Immune Deficiency Syndrome-related conditions or death therefrom, may have been caused by administration of anti-hemophilic factor ("AHF") concentrates processed by Armour in the early and mid-1980s. None of these cases involves Armour's currently distributed AHF concentrates. In most of these suits, Armour is one of a number of defendants, including other fractionators who supplied AHF during that period. To date, approximately 145 cases and claims have been resolved either by dismissal by the plaintiffs or the Court or through settlement. It is not possible to predict with certainty the number of additional lawsuits that may eventually be filed alleging HIV-related claims.

In December 1993, the Federal Multi-District Litigation Panel ("MDL") authorized the consolidation of all AHF litigation pending in U.S. Federal Courts for purposes of pre-trial discovery and the transfer of such cases to the U.S. District Court for the Northern District of Illinois for this purpose. Five proposed federal class action lawsuits including one each in Idaho, Alabama and Wyoming and two in Louisiana, and three proposed state court class actions in Arizona, Idaho and Louisiana, have been filed against several fractionators, including Armour. The federal actions are part of the MDL proceeding in Chicago. Evidentiary hearings on plaintiffs' motion for nationwide and statewide class certification in a Florida case have been completed and the judge has indicated his intention to deny certification. In July 1996, the judge in the Arizona case denied plaintiffs' motion for partial certification of a class of Arizona plaintiffs. In January 1998, the MDL judge is expected to remand all of the federal opt-out cases to the courts in which they were filed for case-specific discovery trial.

In April 1996, the Company, with the three other U.S. plasma fractionators defending the U.S. AHF litigation, announced a settlement proposal to resolve the U.S. litigation.
Negotiations with the plaintiffs culminated in the signing of an August 13, 1996 Settlement Agreement which, subject to certain conditions, provides for payment of $100,000 to each eligible claimant or claimant group, and the payment of up to $40 million in attorneys' fees. One significant condition of the settlement agreement is that potential subrogation/reimbursement claims by third party medical providers be resolved to the mutual satisfaction of the parties and that the class members' eligibility for entitlements to needs-based public assistance be maintained.

An overwhelming majority of the HIV-infected hemophilia community has accepted the proposed settlement. The number of valid claims will not be known until all of the ineligible claimants (i.e., those not meeting the definition of a claimant, fraudulent claims, etc.) are identified and eliminated. The Settlement Administrator reports that there are currently approximately 6,000 apparently eligible claimants and approximately 400 apparently eligible opt-outs.

On May 8, 1997, following a final fairness hearing, Judge John
F. Grady declared the settlement to be fair to the class. On June 9, 1997, the last day on which to perfect an appeal from the court's final fairness order, an appeal was filed on behalf of two claimants. On June 14, 1997, a second appeal was filed on behalf of sixteen claimants pursuant to an appellate court rule permitting joinder in the original appeal. In both appeals, the claimants attacked the class settlement on a number of legal grounds, seeking the right to opt out of the settlement. Each of the appeals was subsequently withdrawn and then dismissed by the Seventh Circuit Court of Appeals, leaving the parties free to proceed with the settlement. The Company and the other fractionators made an initial payment of $420 million into the settlement fund for claimants on August 13, 1997. Payment of approximately $30 million was made on August 12, 1997 to the public and private health insurers with whom subrogation settlement agreements had been reached.

The court intends to terminate the settlement and deem to be opt-outs those claimants whose subrogation/reimbursement and/or eligibility issues are not resolved by December 31, 1997. It is not currently possible to estimate the number of claimants who may ultimately become opt-outs if these issues cannot be resolved for them in a timely manner. However, given that the federal government, nearly all private insurance carriers and forty-five states have already compromised their claims to the class settlement moneys, the fractionators are optimistic that subrogation/reimbursement problems for a majority of claimants will be satisfactorily resolved within the time period allotted by the court. With respect to the issue of eligibility for needs-based public assistance programs, special needs trusts and federal legislation are expected to resolve that impediment for many affected claimants.

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


Fen-Phen Litigation

The Company has potential liability for personal injuries alleged to have been suffered by individuals who were treated with the diet pill, Ionamim(r) (phentermine). In October 1995, the Company acquired Ionamin(r) from Fisons. In July 1996, the Company divested Ionamin(r) to Medeva in all markets except Canada, where it continues to be marketed by the Company. As part of the Medeva transaction, the Company retained the liabilities for injuries caused by product sold to third parties before July 1996. Fisons or Medeva are currently named as a defendant in approximately 126 actions filed across the country, including 55 putative state and nationwide class actions. Plaintiffs allege that the manufacturers knew that these drugs could cause primary pulmonary hypertension and other serious adverse effects but failed to warn about those dangers. The Company believes that none of these claims have any merit and is vigorously defending these lawsuits. The Company has adequate reserves and insurance to protect against any potential liability.


Antitrust Litigation

The Company has been named as a defendant in 139 antitrust lawsuits. It is presently a party to 11 state court actions pending in California, two each in Minnesota and Wisconsin, and one each in the District of Columbia, Alabama, Washington, Colorado, Arizona, Maine, New York, Kansas, Florida, Tennessee, Michigan and Mississippi. Additionally, the Company has been named in 113 antitrust actions brought in several federal courts which have been coordinated before a judge in the U. S. District Court for the Northern District of Illinois in Chicago (the MDL case). The suits allege that many pharmaceutical companies (including RPR) and wholesalers, in conjunction with certain pharmacy benefits managers, discriminated against independent community pharmacist plaintiffs and/or retail chains with respect to the prices charged for brand name pharmaceutical products and further conspired to maintain prices at artificially high levels to the detriment of these pharmacies.

Three of the California actions allege injury to classes of California residents who are consumers of brand name prescription products. One of the cases in each of Minnesota and Wisconsin and the cases in the District of Columbia,

Alabama, Kansas, New York, Arizona, Colorado, Washington, Maine, Florida, Tennessee, Michigan and Mississippi allege proposed consumer class claims. In October 1995, the Washington state court action was dismissed with prejudice. This ruling is currently on appeal. The New York action was similarly dismissed and is currently on appeal. The Colorado consumer case was dismissed with prejudice in January 1996 and plaintiffs did not appeal. Plaintiffs' motions for class certification in Minnesota, Michigan and Maine were recently denied.

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

In April 1996, the Illinois federal district court denied summary judgment motions filed by the pharmaceutical manufacturers in the conspiracy case, but granted summary judgment motions filed by the wholesaler defendants and DuPont Merck. The court entered final judgment in favor of the wholesalers and certified certain issues relating to the denial of the manufacturer defendants' summary judgment motions for interlocutory appeal to the United States Court of Appeals for the Seventh Circuit. Plaintiffs also appealed from the orders granting the wholesaler defendants' and DuPont Merck's summary judgment motions. In August 1997, the Seventh Circuit affirmed the district court's denial of the manufacturers' summary judgment motion and reversed the trial court's summary judgment ruling in favor of the wholesaler defendants and DuPont Merck. The manufacturers anticipate that the wholesalers will be filing a petition for certiorari with the United States Supreme Court asking the court to review the decision and a motion before the Seventh Circuit to stay the remand of the case to the district court while the petition is pending before the Supreme Court. A September 1998 trial date has been set for the conspiracy case in federal district court in Chicago.

Several of the companies named as defendants in the federal class action, excluding RPR, entered into a settlement with independent and chain pharmacies who are members of that class. That settlement was approved by the court on June 21, 1996. In November 1996, the Company entered into a confidential settlement with the non-class, chain plaintiffs which had filed separate federal actions. In October 1997, the Company reached a confidential settlement with two non-party potential federal retailer plaintiffs. The Company believes that none of the remaining claims against it have any merit and is vigorously defending these lawsuits.


Other Commercial Litigation

Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPRP"), a subsidiary of the Company, has been named as a defendant in two related arbitration proceedings in Zurich, Switzerland initiated by Boehringer Mannheim GmbH and its American affiliate, Boehringer Mannheim Pharmaceuticals Corporation (collectively, "BM"), seeking substantial compensatory damages for alleged breach of contract by RPRP. Specifically, BM commenced arbitration proceedings in Switzerland and litigation in the state court of Maryland alleging that RPRP breached an agreement related to the development of a BM bisphosphonate compound and a copromotion agreement pertaining to the Company's licensed product Lozol(r). RPR filed a counterclaim in the Maryland litigation against BM for fraud related to representations made by BM and its agents prior to the execution of the agreements. In March 1995, the parties agreed to dismiss the Maryland litigation and to transfer all of those claims to final and binding arbitration in Switzerland. At present, two arbitration proceedings before the same panel are underway. A preliminary hearing on liability in the bisphosphonate development portion of the dispute was held in December 1996. A preliminary hearing on liability in the Lozol(r) portion of the matter was held in January 1997. In February 1997, based on the partial evidence presented as of that date, the arbitration panel issued a preliminary, non-binding opinion in which it questioned the merits of RPRP's defense and BM's ability to prove every element of its damages claim. A second, and possibly final, hearing on liability in the bisphosphonate case was conducted in August 1997. No final hearing date has been set in either the Lozol(r) case or the damages portion of the bisphosphonate case. The Company believes that the claims asserted by BM are without merit and RPRP is vigorously defending its position.


Environmental Litigation

Fisons plc has been named along with other defendants in a U.S. Federal Court action (Olin Corporation v. Fisons plc, et al., United States District Court for the District of Massachusetts) in which Olin Corporation is seeking to recover its response costs for environmental contamination resulting from operations at a Wilmington, Massachusetts facility during the 1960s.
Fisons plc and another subsidiary, Fisons Finance Ltd., are named in a cross-claim and third-party complaint, respectively, filed by one of the co-defendants in the Olin action, NOR-AM Chemical Company ("NOR-AM"). NOR-AM is asserting claims for indemnification and/or contribution if it is found liable to Olin. Fisons plc has filed a motion to dismiss the Complaint for lack of personal jurisdiction. In July 1997, the magistrate overseeing the case issued a report and recommendation to the effect that Fisons plc was not an owner/operator of the Wilmington facility but that the court could assert jurisdiction if Fisons arranged for the transport of insecticides or herbicides to the site. Olin filed timely objections to the magistrate's decision and argument before the federal district court judge was held in late October 1997 and a decision is pending. The Company is vigorously defending this case.

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


Patent and Intellectual Property Litigation

In February 1993, Tanabe Seiyaku Company ("Tanabe") of Japan and their U.S. licensee, Marion Merrell Dow Inc. ("MMD") initiated an action before the International Trade Commission ("ITC"), the administrative agency responsible for handling complaints of imports which allegedly infringe U.S. intellectual property rights. The complaint names ten domestic and foreign respondents, including the Company, and alleges infringement of a Tanabe U.S. patent, claiming a process for preparing bulk diltiazem, the active ingredient in the Company's Dilacor XR(r) product. In January 1995, the ITC Administrative Judge ruled that Dilacor XR(r) does not infringe the MMD/Tanabe patent under any circumstances and that the MMD/Tanabe patent is invalid and unenforceable. An appeal was taken and the Commission effectively affirmed the ITC Judge's rulings. MMD/Tanabe appealed to the Court of Appeals for the Federal Circuit which affirmed the lower court's ruling in March 1997. A petition for rehearing before the Federal Circuit en banc was denied. MMD and Tanabe have appealed to the United States Supreme Court. Briefs relating to the petition for certiorari will be filed in November 1997.

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







                               RHONE-POULENC RORER INC.
                       -----------------------------------------
                               (Registrant)







November 13, 1997          /s/ GUILLAUME PRACHE
                       -----------------------------------------
                               Guillaume Prache
                               Senior Vice President and
                               Chief Financial Officer






November 13, 1997          /s/ PHILIPPE MAITRE
                        ---------------------------------------
                               Philippe Maitre
                               Vice President and
                               Corporate Controller

                           INDEX TO EXHIBITS




Exhibit No.
--------------

  11             Statement re computation of
                 earnings per common share.


  15             Letter re unaudited interim
                 financial information.


  27             Financial data schedule (electronic
                 filing only).